Form 10-K
period 2021-12-31
LIFE STORAGE, INC.; LIFE STORAGE LP
filed 2022-02-25
CIK 944314, 1060224

$683524

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

As of June 30, 2021, the aggregate market value of the Common Stock held by non-affiliates of Life Storage, Inc. was approximately $8,377,796,999 (based on the closing price of the Common Stock on the New York Stock Exchange on June 30, 2021). As of February 18, 2022, 83,688,924 shares of Common Stock, $.01 par value per share, were outstanding.

As of June 30, 2021, the aggregate market value of the limited partnership units (the “OP Units”) held by non-affiliates of Life Storage LP was $35,683,033 (based on the closing price of the Common Stock of Life Storage, Inc. on the New York Stock Exchange on June 30, 2021). (For this calculation, the market value of all OP Units beneficially owned by Life Storage, Inc. has been excluded.)

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the 2022 Annual Meeting of Shareholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrants’ fiscal year ended December 31, 2021.

EXPLANATORY NOTE

This report combines the annual reports on Form 10-K for the year ended December 31, 2021 of Life Storage, Inc. (the “Parent Company”) and Life Storage LP (the “Operating Partnership”). The Parent Company is a real estate investment trust, or REIT, that owns its assets and conducts its operations through the Operating Partnership, a Delaware limited partnership, and subsidiaries of the Operating Partnership. The Parent Company, the Operating Partnership and their consolidated subsidiaries are collectively referred to in this report as the “Company.” In addition, terms such as “we,” “us,” or “our” used in this report may refer to the Company, the Parent Company and/or the Operating Partnership.

Life Storage Holdings, Inc., a wholly-owned subsidiary of the Parent Company (“Holdings”), is the sole general partner of the Operating Partnership; the Parent Company is a limited partner of the Operating Partnership, and through its ownership of Holdings and its limited partnership interest, controls the operations of the Operating Partnership, holding a 98.1% ownership interest therein as of December 31, 2021, assuming the conversion of all preferred operating partnership units at that date. The remaining ownership interests in the Operating Partnership are held by certain former owners of assets acquired by the Operating Partnership. As the owner of the sole general partner of the Operating Partnership, the Parent Company has full and complete authority over the Operating Partnership’s day-to-day operations and management.

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

Forward Looking Statements

When used in this discussion and elsewhere in this document, the words “intends,” “believes,” “expects,” “anticipates,” and similar expressions are intended to identify “forward-looking statements” within the meaning of that term in Section 27A of the Securities Act of 1933 and in Section 21E of the Securities Exchange Act of 1934.

All forward-looking statements involve known and unknown risks, uncertainties and other factors, which may cause our actual results, performance or achievements of the Company to be materially different from those expressed or implied by such forward-looking statements. We may also make additional forward-looking statements from time to time. All such subsequent forward-looking statements, whether written or oral, by us or on our behalf, are also expressly qualified by these cautionary statements. All forward-looking statements apply only as of the date made. We undertake no obligation to publicly update or revise forward-looking statements which may be made to reflect events or circumstances after the date made or to reflect the occurrence of unanticipated events.

There are a number of risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements contained in this report. Any forward-looking statements should be considered in light of the risks referenced in “Part I. Item 1A. Risk Factors” below. Such factors include, but are not limited to:

•
adverse changes in general economic conditions, the real estate industry and in the markets in which we operate;
•
the effect of competition from new self-storage facilities or other storage alternatives, which would cause rents and occupancy rates to decline;
•
impacts from the COVID-19 pandemic or the future outbreak of other highly infectious or contagious diseases on the U.S., regional and global economies and our financial condition and results of operations;
•
potential liability for uninsured losses and environmental contamination;
•
the impact of the regulatory environment as well as national, state, and local laws and regulations including, without limitation, those governing real estate investment trusts (“REITs”), tenant reinsurance and other aspects of our business, which could adversely affect our results;
•
loss of key personnel;
•
the Company’s ability to evaluate, finance and integrate acquired self-storage facilities on expected terms into the Company’s existing business and operations;
•
the Company’s ability to effectively compete in the industry in which it does business;
•
disruptions in credit and financial markets and resulting difficulties in raising capital or obtaining credit at reasonable rates or at all, which could impede our ability to grow.
•
the Company’s existing indebtedness may mature in an unfavorable credit environment, preventing refinancing or forcing refinancing of the indebtedness on terms that are not as favorable as the existing terms;
•
interest rates may increase, impacting costs associated with the Company’s outstanding floating rate debt, if any, and impacting the Company’s ability to comply with debt covenants;
•
exposure to litigation or other claims;
•
risks associated with breaches of our data security;
•
the regional concentration of the Company's business may subject the Company to economic downturns in the states of Florida and Texas;
•
the Company’s cash flow may be insufficient to meet required payments of operating expenses, principal, interest and dividends; and
•
failure to maintain our REIT status for U.S. federal income purposes, including tax law changes that may change the taxability of future income.

The forward-looking statements are based on our beliefs, assumptions and expectations of our future performance, taking into account all information currently available to us. These beliefs, assumptions and expectations are subject to risks and uncertainties and can change as a result of many possible events or factors, not all of which are known to us. If a change occurs, our business, financial condition, liquidity and results of operations may vary materially from those expressed in our forward-looking statements. You should carefully consider these risks before you make an investment decision with respect to our securities.

Item 1. Business

The Company is a self-administered and self-managed real estate company that acquires, owns and manages self-storage properties. We refer to the self-storage properties in which we have an ownership interest, lease, and/or are managed by us as “Properties.” We began operations on June 26, 1995. We were formed to continue the business of our predecessor company, which had engaged in the self-storage business since 1985. At December 31, 2021, we had an ownership interest in and/or managed 1,076 self-storage properties in 35 states. Among our 1,076 self-storage properties are 116 properties that we manage for unconsolidated joint ventures, 251 properties that we manage and have no ownership interest, and five properties that we lease. We believe we are the fourth largest operator of self-storage properties in the United States based on square feet owned and managed. Our Properties in the United States conduct business under the customer-friendly name Life Storage ®.

At December 31, 2021, the Parent Company owned a direct or indirect interest in 825 of the Properties through the Operating Partnership, which includes 709 wholly-owned properties and 116 properties owned by unconsolidated joint ventures. In total, we own a 98.1% economic interest in the Operating Partnership and unaffiliated third parties collectively own a 1.9% limited partnership interest at December 31, 2021, assuming the conversion of all preferred operating partnership units at that date. We believe that this structure, commonly known as an umbrella partnership real estate investment trust (“UPREIT”), facilitates our ability to acquire properties by using units of the Operating Partnership as currency. By utilizing interests in the Operating Partnership as currency in self-storage facility acquisitions, we may partially defer the seller’s income tax liability which in turn may allow us to obtain more favorable pricing.

The Parent Company was incorporated on April 19, 1995 under Maryland law. The Operating Partnership was formed on June 1, 1995 as a Delaware limited partnership and has engaged in virtually all aspects of the self-storage business, including the development, acquisition, management, ownership and operation of self-storage facilities. Our principal executive offices are located at 6467 Main Street, Williamsville, New York 14221, our telephone number is (716) 633-1850, and our website is www.lifestorage.com.

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

Industry Overview

We believe that self-storage facilities offer affordable storage space to residential and commercial users. In addition to fully enclosed and secure storage space, many facilities also offer outside storage for automobiles, recreational vehicles and boats. Modern facilities, such as those owned and/or managed by the Company, are usually fenced and well lighted with automated access systems and surveillance cameras, offer temperature and humidity control features, and have a full-time manager. Our customers rent space on a month-to-month basis and typically have access to their storage space up to 15 hours a day, with 24-hour access in certain circumstances. Individual storage spaces are secured by the customer’s lock, and the customer has control of access to the space.

According to the 2022 Self-Storage Almanac, of the estimated 51,000 core self-storage facilities in the United States (those properties identified as having self-storage operated as the core business at the address), approximately 21.9% are owned and/or managed by the 10 largest operators. This results in a highly fragmented industry as the remainder of the industry is characterized by numerous small, local operators. The scarcity of capital available to small operators for acquisitions and expansions, internet marketing, call centers, and the potential for savings through economies of scale are factors that are leading to consolidation in the industry. We believe that, as a result of this trend, significant growth opportunities exist for operators with proven management systems and sufficient capital resources to grow through acquisitions and/or third-party management platforms.

Property Management

We have over 35 years of experience acquiring, building, expanding and managing self-storage facilities, and the combined experience of our key personnel makes us one of the leaders in the industry. Our primary business objectives are to maximize cash flow available for distribution to our stockholders and to achieve sustainable long-term growth in cash flow per share in order to maximize long-term stockholder value at acceptable levels of risk. To support our long-term growth, we employ the following strategies with respect to our property management:

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
•
We employ a Customer Care Center (call center) that services an average of 52,000 rental related inquiries per month. Our Sales Representatives answer incoming sales calls for all of our locations, 364 days a year, 24 hours a day. In addition, they respond to email inquiries and serve as overnight customer service agents to assist customers outside of regular office hours. The team undergoes continuous training and coaching in effective storage sales techniques and best practices in customer service, which we believe results in higher conversions of inquiries to rentals.
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
•
Approximately 55.6% of our self-storage space is comprised of units with temperature and/or humidity control capabilities which we market to corporate, retail and residential customers seeking storage solutions for valuable, sentimental, or otherwise sensitive items.
•
We also have a fleet of rental trucks that serve as an added incentive to choose our storage facilities. We believe the availability of our trucks provides a valuable service and added incentive to choose Life Storage. Further, the prominent display of our logo turns each truck into a moving billboard.

Third-Party Management:

We seek to add third-party managed stores to our portfolio in order to help drive fee revenue, brand awareness, cost efficiencies and customer data to make more informed revenue management decisions with little capital investment. The portfolio also may, in certain circumstances, serve to supplement our acquisition pipeline.

To broaden opportunities available, we have implemented a bridge lending program, under which an unconsolidated joint venture of the Company provides financing to properties that we will manage. We anticipate that this program will help us increase our management business, create additional future acquisition opportunities, and strengthen our relationship with partners, all while providing interest and fee income. This joint venture generally originates mortgage loans and mezzanine loans, with the intent to sell the mortgage loans to third parties, while retaining the joint venture's interests in these loans.

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

Ancillary Income:

We know that our over 625,000 customers require more than just a storage space. Knowing this, we offer a wide range of other products and services that fulfill their needs while providing us with ancillary income. Our Life Storage trucks are available for rent to our new and existing customers, as well as to non-customers. We also rent moving dollies and blankets, in addition to carrying a wide assortment of moving and packing supplies including boxes, tape, locks, and other essential items. For those customers who do not carry storage insurance, we make available renters insurance on which we earn income by providing reinsurance through a wholly-owned subsidiary of the Company. We also receive incidental income from billboards and cell towers.

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

Environmental Social Governance:

Our Environmental, Social and Governance (“ESG”) Committee supports our on-going commitment to sustainability by identifying, evaluating and monitoring ESG issues throughout the Company and overseeing the integration of strategic ESG initiatives throughout the organization. On-going initiatives can be found within our annual Sustainability Report located on our website at https://www.lifestorage.com/company/sustainability/.

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

The Company did not sell any self-storage facilities in 2021 or 2020. During 2021, the Company’s unconsolidated joint ventures sold a total of four self-storage facilities, all of which were acquired by the Company. During 2020, the Company’s unconsolidated joint ventures sold a total of 36 self-storage facilities, 32 of which were acquired by the Company.

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

The following sets forth certain financing activities during the year ended December 31, 2021:

On October 7, 2021, the Operating Partnership issued $600 million in aggregate principal amount of 2.400% unsecured senior notes due October 15, 2031 (the “2031 Senior Notes”). The 2031 Senior Notes were issued at 0.917% discount to par value. Interest on the 2031 Senior Notes is payable semi-annually in arrears on each April 15 and October 15, commencing with April 15, 2022. The 2031 Senior Notes are fully and unconditionally guaranteed by the Parent Company.

There were no amounts outstanding on the Company’s line of credit at December 31, 2021.

During 2021, the Company issued 6,365,971 shares of common stock under the Company’s continuous equity offering programs at a weighted average issue price of $106.51, generating net proceeds of $670.3 million. Additionally, on September 16, 2021, the Company completed the public offering of 2,875,000 shares of common stock at $122.30 per share, generating net proceeds of $348.8 million.

To the extent that we desire to obtain additional capital to pay distributions, to provide working capital, to pay existing indebtedness or to finance acquisitions, expansions or development of new properties, we may utilize amounts available under our line of credit, common or preferred stock offerings, floating or fixed rate debt financing, retention of cash flow (subject to satisfying our distribution requirements under the REIT rules) or a combination of these methods. Additional debt financing may also be obtained through mortgages on our Properties, which may be recourse, non-recourse, or cross-collateralized and may contain cross-default provisions. We have not established any limit on the number or amount of mortgages that may be placed on any single Property or on our portfolio as a whole, although certain of our existing term loans contain limits on overall mortgage indebtedness. For additional information regarding borrowings and equity activities, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” and Notes 5, 6 and 12 to the Consolidated Financial Statements filed herewith.

Employees

At December 31, 2021, we employ a total of 2,241 employees, including 966 property managers, 60 area managers, and 873 associate managers and part-time employees. At our headquarters, in addition to our three senior executive officers, we employ 339 people engaged in various support activities, including accounting, human resources, customer care, and management information systems. None of our employees are covered by a collective bargaining agreement. We consider our employee relations to be excellent.

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

We May Incur Problems with Our Real Estate Financing

Unsecured Credit Facility, Term Notes and Senior Notes. We have a line of credit and term note agreements with a syndicate of financial institutions and other lenders, along with senior debt of $2,400 million. This indebtedness is recourse to us and the required payments are not reduced if the economic performance of any of the properties declines. The facilities limit our ability to make distributions to our shareholders, except in limited circumstances.

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

Reduction in or Loss of Credit Rating. Certain of our debt instruments require us to maintain an investment grade rating from at least one, and in some cases two, debt ratings agencies. Should we receive a reduction in our credit rating from the agencies, the interest rate on our line of credit would increase by up to 0.50% and the interest rate on any bank term notes under our revolving credit facility (no principal outstanding at December 31, 2021) would increase by up to 0.65%. Should we fail to attain an investment grade rating from the agencies, the interest rate on our $175 million term note due 2024 would increase by 1.750%.

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

We are Subject to Risks from Natural Disasters and Climate Change

We are subject to risks from natural disasters and climate change. Natural disasters and severe weather such as earthquakes, tornadoes, hurricanes or floods may result in significant damage to our properties. The extent of our casualty losses and loss in operating income in connection with such events is a function of the severity of the event and the total amount of exposure in the affected area. When we have geographic concentration of exposures, a single catastrophe, such as a tornado affecting our properties in Texas or elsewhere, or destructive weather event, such as a hurricane affecting our properties in Florida or elsewhere, may have a significant negative effect on our business, financial condition and results of operations. As a result, our operating and financial results may vary significantly from one period to the next. Our financial results may be adversely affected by our exposure to losses arising from natural disasters or severe weather. We also are exposed to risks associated with inclement winter weather, particularly in the Northeast and Midwest regions, regions in which some of our properties are located, including increased need for maintenance and repair of our buildings.

As a result of climate change, we may also experience extreme weather and changes in precipitation and temperature, all of which may result in physical damage of, decreased demand for, and/or increased cost of insurance for our Properties located in the areas affected by these conditions. Should the impact of climate change be material in nature, our financial condition or results of operations would be adversely affected. In addition, changes in federal and state legislation and regulation on climate change could result in increased capital expenditures to improve the energy efficiency of our existing properties in order to comply with such regulations.

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

Additionally, the COVID-19 global health crisis resulted in stay-at-home and social distancing requirements. Although such restrictions have eased, similar future restrictions related to COVID-19 may apply.

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

The Ability to Attract, Train and Retain Qualified Personnel May Have an Adverse Impact on Our Operations

We have over 2,000 personnel involved in the management and operation of our stores. We compete with various other companies in attracting and retaining qualified personnel. Competitive pressures may require that we enhance our pay and benefits package to compete effectively for such personnel. If there is an increase in these costs or if we fail to attract or retain qualified personnel, our business and operating results could be adversely affected.

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

We May Change the Dividend Policy for Our Common Stock in the Future

In 2021, our Board of Directors authorized and we declared quarterly common stock dividends of $0.74 per share in January, April, and July, and $0.86 per share in October, for a total 2021 dividend per share annual rate of $3.08 per share. In addition, our Board of Directors authorized and we declared a quarterly common stock dividend of $1.00 per share in January 2022. We can provide no assurance that our Board of Directors will not reduce or eliminate entirely dividend distributions on our common stock in the future.

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

Regional Concentration of Our Business May Subject Us to Economic Downturns in the States of Texas and Florida

As of December 31, 2021, 342 of our 1,076 self-storage facilities are located in the states of Texas and Florida. For the year ended December 31, 2021, the facilities in Texas and Florida accounted for approximately 17% and 14% of store revenues, respectively. This concentration of business in Texas and Florida exposes us to potential losses resulting from a downturn in the economies of those states. If economic conditions in those states deteriorate, we may experience a reduction in existing and new business, which may have an adverse effect on our business, financial condition and results of operations.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

At December 31, 2021, we held ownership interests in, leased, and/or managed a total of 1,076 Properties situated in 35 states. Among our 1,076 self-storage properties are 116 properties that we manage for unconsolidated joint ventures of which we have varying percentage ownership interests. For additional information regarding unconsolidated joint ventures, see Note 11 to the Consolidated Financial Statements filed herewith.

Our Properties offer inexpensive, easily accessible, enclosed storage space to residential and commercial users on a month-to-month basis. Most of our Properties are fenced and well lighted with automated access systems and surveillance cameras. A majority of the Properties are single-story, thereby providing customers with the convenience of direct vehicle access to their storage spaces. Our Properties range in size from 9,000 to 194,000 net rentable square feet, with an average of approximately 73,000 net rentable square feet. The Properties generally are constructed of masonry or steel walls resting on concrete slabs and have standing seam metal, shingle, or tar and gravel roofs. Most Properties have a property manager on-site during business hours. Generally, customers have access to their storage space up to 15 hours a day, with 24-hour access in certain circumstances. Individual storage spaces are secured by a lock furnished by the customer to provide the customer with control of access to the space.

The following table provides certain information regarding the Properties in which we have an ownership interest, lease, and/or manage as of December 31, 2021:

	Number of Stores at December 31, 2021	Square Feet	Number of Spaces	Percentage of Store Revenue
Alabama	30	2,069,888	16,298	1.95%
Arizona	44	3,248,482	30,055	5.05%
Arkansas	1	84,715	593	0.00%
California	35	3,364,462	29,713	5.81%
Colorado	15	1,033,680	8,932	1.27%
Connecticut	20	1,494,278	15,102	1.97%
Florida	155	10,586,360	105,035	13.51%
Georgia	69	4,896,852	43,059	5.00%
Illinois	47	3,658,788	35,901	5.16%
Indiana	3	183,371	1,715	0.09%
Kansas	1	126,675	1,134	0.10%
Kentucky	3	197,638	1,865	0.20%
Louisiana	58	5,142,115	44,833	5.11%
Maine	6	360,648	3,692	0.59%
Maryland	8	426,597	4,771	0.74%
Massachusetts	20	1,191,324	11,813	1.74%
Michigan	3	203,117	2,158	0.11%
Mississippi	15	1,119,177	8,465	1.39%
Missouri	25	1,811,215	16,109	1.85%
Nevada	26	1,949,197	16,512	3.18%
New Hampshire	15	1,108,192	9,588	1.39%
New Jersey	45	3,483,969	34,906	6.04%
New York	75	4,817,483	56,431	7.57%
North Carolina	36	2,390,112	22,974	2.37%
Ohio	29	2,049,718	17,764	2.59%
Oklahoma	5	353,285	2,991	0.09%
Oregon	1	35,065	384	0.03%
Pennsylvania	16	1,113,314	10,337	1.50%
Rhode Island	5	264,438	2,418	0.44%
South Carolina	25	1,672,586	15,759	1.74%
Tennessee	14	1,050,301	9,363	0.82%
Texas	187	14,083,296	117,942	17.03%
Virginia	25	1,892,979	17,536	2.36%
Washington	7	539,239	5,616	0.73%
Wisconsin	7	627,431	6,070	0.48%
Total	1,076	78,629,987	727,834	100.00%

At December 31, 2021, the Properties had an average occupancy of 88.2%, including the Company’s wholly owned self-storage facilities which had an average occupancy of 93.0%. For the quarter ended December 31, 2021, the Properties had an annualized rent per occupied square foot of $16.67, including the Company’s wholly owned self-storage facilities which had an annualized rent per occupied square foot of $16.84.

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

Item 4. Mine Safety Disclosures

Not Applicable

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our Common Stock is traded on the New York Stock Exchange under the symbol “LSI”. As of February 18, 2022, there were approximately 489 holders of record of our Common Stock. These figures do not include common shares held by brokers and other institutions on behalf of shareholders.

We have paid quarterly dividends to our shareholders since our inception.

For federal income tax purposes, distributions to shareholders are treated as ordinary income, capital gain, return of capital or a combination thereof. Distributions to shareholders for 2021 represent 97% ordinary income and 3% capital gain.

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

In the fourth quarter of 2021, in connection with the acquisition of a total of 19 self-storage facilities across four separate transactions, the Company issued a total of an additional 620,677 common units of the Operating Partnership with an aggregate value of $81.5 million. The issuance of the common units of the Operating Partnership in connection with these acquisitions were exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, because it did not involve any public offering.

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth certain information as of December 31, 2021, with respect to equity compensation plans under which shares of the Company’s Common Stock may be issued.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
Equity compensation plans approved by shareholders:
2015 Award and Option Plan (1)	221,050	$—	170,111
2009 Outside Directors’ Stock Option and Award Plan (2)	24,750	$52.09	—
2020 Outside Directors' Stock Award Plan	—	$—	131,810
Deferred Compensation Plan for Directors (3)	35,135	N/A	27,307
Equity compensation plans not approved by shareholders:	N/A	N/A	N/A

(1)
Includes the actual number of shares issued in January 2022 related to performance-based awards issued on December 18, 2018 (38,110) and the maximum number of shares (182,940) that could be issued as part of the performance-based awards issued in 2019, 2020, and 2021. The actual number of shares to be issued as part of the performance-based awards issued in 2019, 2020 and 2021 will be determined at the end of the three-year performance periods in 2022, 2023 and 2024, respectively. See Note 9 to our consolidated financial statements filed herewith.
(2)
The 2009 Outside Directors’ Stock Option and Award Plan expired on May 21, 2020 and was replaced by the 2020 Outside Directors’ Stock Award Plan. Therefore, no securities are available for future issuance under the 2009 Outside Directors’ Stock Option and Award Plan at December 31, 2021.
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

CORPORATE PERFORMANCE GRAPH

The following chart and line-graph presentation compares (i) the Company’s shareholder return on an indexed basis since December 31, 2016 with (ii) the S&P Stock Index and (iii) the National Association of Real Estate Investment Trusts (NAREIT) Equity Index.

350
320
290
260
230
200
170
140
110
80
Dec. 31, 2016
Dec. 31, 2017
Dec. 31, 2018
Dec. 31, 2019
Dec. 31, 2020
Dec. 31, 2021
S&P 500
NAREIT
LSI

CUMULATIVE TOTAL SHAREHOLDER RETURN

LIFE STORAGE, INC.

DECEMBER 31, 2016 - DECEMBER 31, 2021

	Dec. 31, 2016	Dec. 31, 2017	Dec. 31, 2018	Dec. 31, 2019	Dec. 31, 2020	Dec. 31, 2021
S&P	$100.00	$121.83	$116.49	$153.17	$181.35	$233.41
NAREIT	$100.00	$105.23	$100.36	$126.45	$116.34	$166.64
LSI	$100.00	$109.81	$119.90	$145.40	$167.06	$331.63

The foregoing item assumes $100.00 invested on December 31, 2016, with dividends reinvested.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the consolidated financial condition and results of operations should be read in conjunction with the financial statements and notes thereto included elsewhere in this report. We make statements in this section that are forward-looking statements within the meaning of the federal securities laws. For a complete discussion of forward-looking statements, see the section in this Form 10-K entitled “Forward Looking Statements.” Certain risk factors may cause actual results, performance or achievements to differ materially from those expressed or implied by the following discussion. For a discussion of such risk factors, see the section in this Form 10-K entitled “Risk Factors.” Dollar amounts in thousands, except share and per share data, unless otherwise stated.

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

c.
Expanding our management business:
•
We see our management business as a source of future acquisitions. We hold a noncontrolling interest in multiple joint ventures which hold a total of 116 properties that we manage. In addition, we manage 251 self-storage facilities for which we have no ownership. We may enter into additional management agreements and develop additional joint ventures in the future.
•
To broaden opportunities available, we have implemented a bridge lending program under which an unconsolidated joint venture of the Company provides financing to operating properties that we manage. We anticipate that this program will help us increase our management business, create additional future acquisition opportunities, and strengthen our relationship with partners, all while providing interest and fee income.
d.
Expanding and enhancing our existing stores:
•
Over the past five years we have undertaken a program of expanding and enhancing our Properties. In 2017, we added or converted to premium storage 504,000 square feet to existing Properties for a total cost of approximately $35.2 million; in 2018, we added or converted to premium storage 390,000 square feet to existing Properties for a total cost of approximately $27.8 million; in 2019, we added or converted to premium storage 694,000 square feet to existing Properties for a total cost of approximately $58.1 million; in 2020, we added or converted to premium storage 522,000 square feet to existing Properties for a total cost of approximately $41.4 million; and in 2021, we added or converted to premium storage 287,000 square feet to existing Properties for a total cost of approximately $23.5 million.

Supply and Demand / Operating Trends

We believe the supply and demand model in the self-storage industry is micro-market specific in that a majority of our business comes from within a five-mile radius of our stores. The out-performance of the sector compared to other real estate asset classes has drawn new capital to self-storage. The Company experienced significant new competition in recent years and expects moderate growth in new supply at least through 2022. Despite the inflow of additional properties, we have seen capitalization rates on quality stabilized acquisitions in the top 50 major metropolitan markets (expected annual return on investment) compress slightly at approximately 4.0% to 5.0%.

We have experienced annual same store sales increases each year for the past 12 years, subsequent to the economic recession of 2009. We feel our recent performance further supports the notion that the self-storage industry holds up well regardless of the prevailing economic landscape. Our performance in 2021 and 2020 despite the ongoing effects of the COVID-19 global health crisis further supports this notion.

We believe the decrease in same store move ins in 2021 when compared to 2020 was due to lack of available space at many of our stores as a result of extremely high occupancy rates throughout 2021. We believe the increase in same store move outs over the same period was a result of the COVID-19 global health crisis during 2020 as many jurisdictions implemented stay-at-home orders for a portion of that year.

	2021	2020	Change
Same store move ins	194,816	204,976	(10,160)
Same store move outs	188,925	187,935	990
Difference	5,891	17,041	(11,150)

Although property tax increases were kept at moderate levels through assessment challenges in 2021, elevated property tax increases are expected in the coming years. We expect same store expense growth resulting from increases in health costs, property insurance and property taxes in 2022, to be partially offset by operating efficiencies gained from leveraging technology. We believe the same store expense increases will be at manageable levels.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the amounts reported in our financial statements and the accompanying notes. On an ongoing basis, we evaluate our estimates and judgments, including those related to carrying values of storage facilities, bad debts, and contingencies and litigation. We base these estimates on experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The following estimates are considered critical because they are particularly dependent on our judgment about matters that have a significant level of uncertainty at the tie the accounting estimates are made, and changes to those estimates could have a material impact on our financial condition or operating results.

Assigning purchase price to assets acquired: Upon adoption of Accounting Standards Update 2017-01, most of our self-storage facility acquisitions, including all self-storage facility acquisitions in 2021 and 2020, do not meet the definition of business combinations and are therefore treated as asset acquisitions. As a result, the cost of acquired storage facilities is assigned primarily to land, land improvements, building, equipment, and in-place customer leases based on the relative fair values of these assets as of the date of acquisition. We use significant unobservable inputs in our determination of the fair values of these assets. The determination of these inputs involves judgments and estimates that can vary for each individual property based on various factors specific to the properties and the functional, economic and other factors affecting each property. The fair values of the acquired facilities are determined using financial projections and applicable capitalization rates. To determine the fair value of land, we use prices per acre derived from observed transactions involving comparable land in similar locations. To determine the fair value of buildings, equipment and improvements, we use current replacement cost estimates based on information derived from construction industry data by geographic region as adjusted for age, condition, and turnkey factor, economic profit and economic obsolescence considerations associated with these assets. The fair values of in-place customer leases are based on the rent that would be lost due to the amount of time required to replace existing customers which is based on our historical experience with market demand and turnover in our facilities.

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

Recent Accounting Pronouncements

See Note 2 to the financial statements.

YEAR ENDED DECEMBER 31, 2021 COMPARED TO YEAR ENDED DECEMBER 31, 2020

We recorded rental revenues of $690.8 million for the year ended December 31, 2021, an increase of $151.2 million or 28.0% when compared to 2020 rental revenues of $539.6 million. Of the change in rental revenue, $72.2 million of the increase resulted from a 14.3% increase in rental revenues at the 531 core properties considered in same store sales (the Company will include stores in its same store pool in the second year after the stores achieve 80% sustained occupancy using market rates and incentives; therefore the 531 core properties considered in same store sales are those included in the consolidated results of operations since December 31, 2019, excluding stores not yet stabilized, four stores significantly impacted by flooding, and two stores that the Company began to fully replace in 2017). The increase in same store rental revenues was a result of a 290 basis point increase in average occupancy coupled with a 9.8% increase in rental income per square foot. Also contributing to the overall increase in rental revenues was an increase of $79.0 million in rental revenues contributed by stores not included in the same store pool, primarily those acquired in 2021 and 2020. We recorded tenant reinsurance revenues of $58.1 million for the year ended December 31, 2021, an increase of $13.4 million or 29.9% when compared to 2020 tenant reinsurance revenues of $44.7 million. The increase in tenant reinsurance revenues is primarily due to the increase in stores owned or managed in 2021. Other operating income, which includes merchandise sales, truck rentals, management fees and acquisition fees, increased by $7.2 million for the year ended December 31, 2021 compared to 2020 primarily as the result of increased acquisition fees, increased management fees earned as a result of an increase in managed properties and increased revenues from the Company's Warehouse Anywhere third-party logistics and warehousing solution.

Property operations and maintenance expenses increased $21.1 million or 17.2% in 2021 compared to 2020. The 531 core properties considered in the same store pool experienced a $3.7 million or 3.5% increase in such expenses primarily as the result of increased repairs and maintenance expenditures and office related expenses. The net activity of the stores not included in the same store pool also contributed $17.4 million to the overall increase in property operations and maintenance expenses. Tenant reinsurance expenses increased $7.2 million or 45.5% in 2021 compared to 2020 primarily as the result of the increase in stores owned or managed in 2021. Real estate tax expense increased $9.6 million or 13.6% in 2021 compared to 2020. The 531 core properties considered in the same store pool experienced a $2.2 million or 3.4%

increase in real estate taxes which is reflective of a net increase in property tax levies on those properties. In addition to the same store real estate tax expense increase, real estate taxes increased $7.3 million from the stores not included in the same store pool.

Our 2021 same store results consist of only those Properties that have been owned by the Company and included in our consolidated results since December 31, 2019, excluding stores not yet stabilized, four stores significantly impacted by flooding, and two stores that the Company began to fully replace in 2017. The impact of tenant reinsurance related items is excluded from same store results. We believe that same store results are meaningful measures to investors in evaluating our operating performance because, given the acquisitive nature of the industry, same store results provide information about the overall business after removing the results from those properties that were not consistent from year-to-year. Additionally, same store results are widely used in the real estate industry and the self-storage industry to measure performance. Same store results should be considered in addition to, but not as a substitute for, consolidated results in accordance with generally accepted accounting principles ("GAAP").

The following table sets forth operating data for our 531 same store properties. These results provide information relating to property operating changes without the effects of acquisitions.

Same Store Summary

	Year ended December 31,		Percentage
(dollars in thousands)	2021	2020	Change
Same store rental income	$578,658	$506,469	14.3%
Same store other operating income	6,893	6,519	5.7%
Total same store operating income	585,551	512,988	14.1%
Payroll and benefits	38,900	38,995	(0.2)%
Real estate taxes	67,142	64,918	3.4%
Utilities	14,654	14,273	2.7%
Repairs and maintenance	18,259	16,098	13.4%
Office and other operating expenses	16,680	15,397	8.3%
Insurance	6,374	6,151	3.6%
Advertising	212	241	(12.0)%
Internet marketing	13,871	14,069	(1.4)%
Total same store operating expenses	176,092	170,142	3.5%
Same store net operating income	$409,459	$342,846	19.4%

Net operating income increased $134.0 million or 32.8% as a result of a 19.4% increase in our same store net operating income along with an increase of $67.4 million primarily related to the Company’s tenant insurance program, increased management fees, and the properties not included in the same store pool.

Net operating income or “NOI” is a non-GAAP financial measure that we define as total continuing revenues less continuing property operating expenses. NOI also can be calculated by adding back to net income: interest expense, impairment and casualty losses, operating lease expense, depreciation and amortization expense, any losses on sale of real estate, acquisition related costs, general and administrative expense, and deducting from net income: income from discontinued operations, interest income, any gains on sale of real estate, and equity in income of joint ventures. We believe that NOI is a meaningful measure to investors in evaluating our operating performance because we utilize NOI in making decisions with respect to capital allocations, in determining current property values, and in comparing period-to-period and market-to-market property operating results. Additionally, NOI is widely used in the real estate industry and the self-storage industry to measure the performance and value of real estate assets without regard to various items included in net income that do not relate to or are not indicative of operating performance, such as depreciation and amortization, which can vary depending on accounting methods and the book value of assets. NOI should be considered in addition to, but not as a substitute for, other measures of financial performance reported in accordance with GAAP, such as total revenues, operating income and net income. There are material limitations to using a measure such as NOI, including the difficulty associated with comparing results among more than one company and the inability to analyze certain significant items, including depreciation and interest expense, that directly affect our net income. We compensate for these limitations by considering the economic effect of the excluded expense items independently as well as in connection with our analysis of net income.

The following table reconciles our net income presented in the 2021 and 2020 consolidated financial statements to NOI generated by our self-storage facilities during those years.

	Year ended December 31,
(dollars in thousands)	2021	2020
Net income	$252,175	$152,360
General and administrative	62,617	52,055
Depreciation and amortization	147,119	122,925
Gain on sale of real estate	—	(302)
Interest expense	86,786	86,015
Interest income	(827)	(19)
Equity in income of joint ventures	(5,696)	(4,838)
Net operating income	$542,174	$408,196
Net operating income
Same store	409,459	342,846
Other stores, tenant reinsurance related income and management fee income	132,715	65,350
Total net operating income	$542,174	$408,196

General and administrative expenses increased $10.6 million or 20.3% from 2020 to 2021. This increase was primarily driven by an increase in home office personnel related costs to support the growth in stores and increased investments in technology.

Depreciation and amortization expense increased to $147.1 million in 2021 from $122.9 million in 2020 as a result of depreciation and amortization related to self-storage facilities acquired in 2021 and 2020.

Interest expense increased from $86.0 million in 2020 to $86.8 million in 2021 primarily as a result of increased outstanding debt balances in 2021 as compared to 2020, partially offset by a make whole payment of $4.0 million made in 2020 as part of the early repayment of $100 million of term notes.

The Company did not sell any properties in 2021 or 2020.

YEAR ENDED DECEMBER 31, 2020 COMPARED TO YEAR ENDED DECEMBER 31, 2019

We recorded rental revenues of $539.6 million for the year ended December 31, 2020, an increase of $28.8 million or 5.6% when compared to 2019 rental revenues of $510.8 million. Of the change in rental revenue, $8.3 million of the increase resulted from a 1.7% increase in rental revenues at the 515 core properties considered in same store sales (the Company will include stores in its same store pool in the second year after the stores achieve 80% sustained occupancy using market rates and incentives; therefore the 515 core properties considered in same store sales are those included in the consolidated results of operations since December 31, 2018, excluding stores not yet stabilized, the properties we sold in 2019, four stores significantly impacted by flooding, and two stores that the Company began to fully replace in 2017). The increase in same store rental revenues was a result of a 130 basis point increase in average occupancy, partially offset by a 0.6% decrease in rental income per square foot. Also contributing to the overall increase in rental revenues was an increase of $20.5 million in rental revenues contributed by stores not included in the same store pool, primarily those acquired in 2020 and 2019, partially offset by stores sold in 2019. We recorded tenant reinsurance revenues of $44.7 million for the year ended December 31, 2020, an increase of $9.8 million or 28.2% when compared to 2019 tenant reinsurance revenues of $34.9 million. The increase in tenant reinsurance revenues is primarily due to the increase in stores in 2020 along with the change in the Company's tenant reinsurance program effective April 1, 2019. Other operating income, which includes merchandise sales, truck rentals, management fees and acquisition fees, increased by $3.4 million for the year ended December 31, 2020 compared to 2019 primarily as the result of increased management fees earned as a result of an increase in managed properties.

Property operations and maintenance expenses increased $1.0 million or 0.9% in 2020 compared to 2019. The 515 core properties considered in the same store pool experienced a $1.4 million or 1.4% decrease in such expenses as a result of the impact of the Company’s investments in technology such as our “Rent Now” online rental platform which has enabled the Company to operate more efficiently. Further, same store payroll, repairs and maintenance, utilities, and other operating expenses all decreased in 2020 as compared to 2019 due to the Company’s focus on efficiencies. These same store decreases were offset by an increase in internet marketing costs used to drive move ins during the second and third quarters of 2020. The overall increase in property operations and maintenance expense is the result of the net activity of the stores not included in the same store pool along with expenses incurred during 2020 due to damages resulting from the impact of a hurricane on two of our self-storage facilities. Tenant reinsurance expenses increased $7.1 million or 82.8% in 2020 compared to 2019 primarily as the result of the change in the Company’s tenant insurance program effective April 1, 2019, along with an increase in stores in 2020 and tenant reinsurance claims resulting from the impact of a hurricane on two of our self-storage facilities in 2020. Real estate tax expense increased $5.2 million or 8.1% in 2020 compared to 2019. The 515 core properties considered in the same store pool experienced a $1.9 million or 3.1% increase which is reflective of a net increase in property tax levies on those properties. In addition to the same store real estate expense increase, real estate taxes increased $3.3 million from the stores not included in the same store pool.

Our 2020 same store results consist of only those Properties that have been owned by the Company and included in our consolidated results since December 31, 2018, excluding stores not yet stabilized, the properties we sold in 2019, four stores significantly impacted by flooding, and two stores that the Company began to fully replace in 2017. The impact of tenant reinsurance related items is excluded from same store results.

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

The following table reconciles NOI generated by our self-storage facilities to our net income presented in the 2020 and 2019 consolidated financial statements.

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

FFO is defined by the National Association of Real Estate Investment Trusts, Inc. (“NAREIT”) as net income available to common shareholders computed in accordance with GAAP, excluding gains or losses on sales of properties, plus impairment of real estate assets, plus depreciation and amortization and after adjustments to record unconsolidated partnerships and joint ventures on the same basis. We believe that to further understand our performance FFO should be compared with our reported net income and cash flows in accordance with GAAP, as presented in our consolidated financial statements.

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

Reconciliation of Net Income to Funds From Operations

	For Year Ended December 31,
(dollars in thousands)	2021	2020	2019	2018	2017
Net income attributable to common shareholders	$249,317	$151,571	$258,699	$206,590	$96,365
Net income attributable to noncontrolling interests in the Operating Partnership	1,364	789	1,378	968	444
Depreciation of real estate and amortization of intangible assets exclusive of debt issuance costs	144,978	120,512	105,107	100,528	125,580
Depreciation and amortization from unconsolidated joint ventures	6,227	5,814	6,195	5,107	4,296
(Gain) loss on sale of storage facilities	—	—	(104,353)	(56,398)	3,503
Funds from operations allocable to noncontrolling interest in the Operating Partnership	(2,177)	(1,443)	(1,417)	(1,197)	(1,045)
Funds from operations available to common shareholders	$399,709	$277,243	$265,609	$255,598	$229,143

LIQUIDITY AND CAPITAL RESOURCES

The COVID-19 global health crisis impacted the cost of debt and equity for a period of time and may disrupt markets in the future. We expect to be able to maintain adequate liquidity as we manage through the current environment. While significant uncertainty exists as to the full impact of the COVID-19 global health crisis on our liquidity and capital resources, as of the date of this report we believe that the combination of our cash on hand, the cash generated by our operations, and our line of credit will be adequate to fund our operations. We will continue to actively monitor the potential impact of the COVID-19 global health crisis on our liquidity and capital resources.

Our line of credit and term notes require us to meet certain financial covenants measured on a quarterly basis, including prescribed leverage, fixed charge coverage, minimum net worth, limitations on additional indebtedness, and limitations on dividend payouts. At December 31, 2021, the Company was in compliance with all debt covenants. In the event that the Company violates its debt covenants in the future, the amounts due under the agreements could be callable by the lenders and could adversely affect our credit rating requiring us to pay higher interest and other debt-related costs. We believe that if operating results remain consistent with historical levels and levels of other debt and liabilities remain consistent with amounts outstanding at December 31, 2021, the entire availability under our line of credit could be drawn without violating our debt covenants.

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

Cash flows from operating activities were $433.9 million, $299.0 million, and $278.8 million for the years ended December 31, 2021, 2020, and 2019, respectively. The increases in operating cash flows from 2020 to 2021 and from 2019 to 2020 were primarily due to an increase in net income as adjusted for non-cash depreciation and amortization expenses, gains on the sale of storage facilities and other non-cash items during these periods.

Cash used in investing activities was $1,680.7 million, $576.0 million, and $302.5 million for the years ended December 31, 2021, 2020, and 2019, respectively. The increase in cash used in investing activities from 2020 to 2021 was the result of an increase in self-storage facility acquisition activity, increased capital spending, and an increase in the Company's investment in unconsolidated joint ventures, partially offset by an increase in return of investment in unconsolidated joint ventures. The increase in cash used in investing activities from 2019 to 2020 was the result of an increase in self-storage facility acquisition activity, partially offset by a $28.0 million return of investment in unconsolidated joint ventures and decreases in both capital spending and net proceeds from the sales of storage facilities in 2020.

Cash provided by financing activities was $1,364.5 million, $314.2 million, and $31.2 million during the years ended December 31, 2021, 2020, and 2019, respectively. The increase in cash provided by financing activities from 2020 to 2021 was primarily the result of the Company's issuance of 2,875,000 shares of common stock through a public equity offering in 2021 resulting in net proceeds of $348.8 million, an increase in sales of shares of common stock under the Company's continuous equity offering programs during 2021, and an increase in proceeds from term notes resulting from $600 million of senior notes issued in 2021 as compared to $400 million of senior notes issued in 2020, partially offset by an increase in dividends paid. Also contributing to this increase is a reduction in the net repayment of the Company's line of credit in 2021 as compared to 2020. The increase in cash provided by finance activities from 2019 to 2020 was primarily the result of $296.0 million of net proceeds from the issuance of shares of common stock under the Company’s continuous equity offering program in 2020.

For the years 2019, 2020 and 2021, see Note 5 to the consolidated financial statements for details of the Company’s unsecured line of credit and term note activity, Note 6 to the consolidated financial statements for the Company’s mortgage activity and related details, and Note 12 to the consolidated financial statements for the Company’s equity activity. Also, see Note 11 to the consolidated financial statements for details of the activity in debt held by unconsolidated joint ventures of the Company. The debt held by these unconsolidated joint ventures is secured by the real estate owned by these entities and is nonrecourse to us.

Our line of credit facility and term notes have an investment grade rating from Standard and Poor’s (BBB) and Moody’s (Baa2).

We expect to fund operating expenses, future acquisitions, our expansion and enhancement program, and share repurchases, if any, and any other cash requirements with future cash flows from operations, draws on our line of credit, issuance of common and/or preferred stock, the issuance of unsecured term notes, sale of properties, and private placement solicitation of joint venture equity. Should the capital markets deteriorate, we may have to curtail acquisitions, our expansion and enhancement program, and/or any share repurchases.

PENDING OBLIGATIONS

The following table summarized our pending obligations:

	Payments due by period (in thousands)
Contractual obligations	Total	2022	2023-2024	2025-2026	2027 and thereafter
Term notes	2,775,000	—	175,000	600,000	2,000,000
Mortgages payable	37,030	515	30,316	6,199	—
Interest payments	592,032	93,304	178,151	155,645	164,932
Land leases	10,036	741	1,484	1,488	6,323
Expansion and enhancement contracts	61,379	61,379	—	—	—
Building leases	17,607	2,294	4,521	4,155	6,637
Retail space rent	5,254	5,254	—	—	—
Self-storage facility acquisitions	246,300	246,300	—	—	—
Total	$3,744,638	$409,787	$389,472	$767,487	$2,177,892

Interest payments include actual interest on fixed rate debt.

ACQUISITION OF PROPERTIES

In 2021, we acquired 112 self-storage facilities comprising 7.9 million square feet in Alabama (7), Arizona (4), California (1), Colorado (3), Connecticut (6), Florida (31), Georgia (16), Illinois (4), Kentucky (1), Maine (1), New Hampshire (4), New Jersey (5), New York (1), North Carolina (6), Ohio (1), Oklahoma (2), South Carolina (5), Tennessee (1), Texas (10), Virginia (1), and Washington (2) for a total purchase price of $ 1,696.3 million, which is net of the Company's equity in profit from the acquisitions of the New York store and three Georgia stores purchased from unconsolidated joint ventures. Additionally, 27 of these facilities were managed by the Company for a third-party prior to acquisition. Based on the trailing financial information of the entities from which the properties were acquired, the weighted average capitalization rate for these acquisitions was 3.6%.

In 2020 we acquired 40 self-storage facilities comprising 3.1 million square feet in California (8), Florida, (6), Georgia (1), Missouri (1), New Jersey (7), New York (1), Ohio (6), Pennsylvania (4), South Carolina (1), and Texas (5) for a total purchase price of $532.6 million. One of these acquired properties resulted from the Company acquiring the remaining 15% of a joint venture. Additionally, two of these facilities were managed by the Company for a third-party prior to acquisition. Based on the trailing financial information of the entities from which the properties were acquired, the weighted average capitalization rate for these acquisitions was 5.0%.

In 2019, we acquired 30 self-storage facilities comprising 2.2 million square feet in Florida (4), Georgia (1), Maryland (5), Nevada (1), New York (1), New Jersey (2), North Carolina (1), Ohio (3), South Carolina (2), Tennessee (1), Texas (1), Virginia (5), and Washington (3) for a total purchase price of $429.4 million. One of these acquired properties resulted from the Company acquiring the remaining 60% of a joint venture. Additionally, one of these self-storage facilities was previously leased by the Company prior to acquisition. Based on the trailing financial information of the entities from which the properties were acquired, the weighted average capitalization rate for these acquisitions was 2.5%.

FUTURE ACQUISITION AND DEVELOPMENT PLANS

Our external growth strategy is to increase the number of facilities we own by acquiring suitable facilities in markets in which we already have operations, or to expand into new markets by acquiring several facilities at once in those new markets. We are actively pursuing acquisitions in 2022 and at December 31, 2021 we were under contract to acquire ten self-storage facilities for an aggregate purchase price of $246.3 million. During January 2022, the Company completed the acquisition of six of these self-storage facilities for an aggregate purchase price of $165.0 million. Also, subsequent to December 31, 2021, the Company entered into a contracts to acquire 15 self-storage facilities for an aggregate purchase price of $236.2 million. The purchases of these 19 self-storage facilities under contract are subject to customary conditions to closing, and there is no assurance that these facilities will be acquired.

In 2021, we added or converted to premium storage 287,000 square feet to existing Properties for a total cost of approximately $23.5 million. Although we do not expect to construct any new facilities in 2022, we do plan to complete $65 million to $75 million in expansions and enhancements to existing facilities of which $36.6 million was paid as of December 31, 2021.

In 2021, the Company spent approximately $35.3 million for recurring capitalized expenditures including roofing, paving, and office renovations. We expect to spend $25 million to $30 million in 2022 on similar capital expenditures.

DISPOSITION OF PROPERTIES

The Company did not sell or otherwise dispose of any properties during 2021 or 2020. During 2019, the Company sold 32 non-strategic properties in Louisiana (9), Mississippi (8), North Carolina (4), South Carolina (5), and Texas (6) to an unrelated third-party for net proceeds of $207.6 million, resulting in a gain on sale of approximately $100.2 million.

As part of our ongoing strategy to improve overall operating efficiencies and portfolio quality, we may seek to sell additional Properties to third-parties or joint venture partners in 2022.

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

As a REIT, we must derive at least 95% of our total gross income from income related to real property, interest and dividends. In 2021, our percentage of revenue from such sources was approximately 97%, thereby passing the 95% test, and no special measures are expected to be required to enable us to maintain our REIT designation. Although we currently intend to operate in a manner designed to qualify as a REIT, it is possible that future economic, market, legal, tax or other considerations may cause our Board of Directors to revoke our REIT election.

INTEREST RATE RISK

The primary market risk to which we believe we are exposed is interest rate risk, which may result from many factors, including government monetary and tax policies, domestic and international economic and political considerations, and other factors that are beyond our control.

We do not carry any floating rate debt at December 31, 2021. Therefore, a 100 basis point increase in interest rates would not have an effect on our annual interest expense. This analysis does not consider the effects of the reduced level of overall economic activity that could exist in such an environment. Further, in the event of a change of such magnitude, we would consider taking actions to further mitigate our exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no changes in our capital structure.

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

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Life Storage, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Life Storage, Inc. (the Parent Company) as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and financial statement schedule listed in the Index at Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Parent Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Parent Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 25, 2022 expressed an unqualified opinion thereon.

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

As described in Note 4 to the consolidated financial statements, during the year ended December 31, 2021, the Parent Company acquired 112 storage facilities for an aggregate purchase price of $1.7 billion. The transactions were accounted for as asset acquisitions and the purchase price was allocated to the assets acquired based on their relative fair value.

Auditing the Parent Company’s accounting for its storage facility acquisitions in 2021 involved a high degree of subjectivity due to the significant estimation required to determine the fair values of the acquired land and buildings. In particular, the fair value estimates were sensitive to assumptions such as prices per acre and current replacement cost estimates, including adjustments for the age, condition, turnkey factor, economic profit, and economic obsolescence associated with the acquired facilities.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls over the Parent Company’s storage facility acquisition process. This included testing controls over management’s evaluation of the significant assumptions used to determine the fair values of the assets acquired.

For the 2021 acquisitions of storage facilities described above, our audit procedures included, among others, evaluating the Parent Company’s valuation methodologies and testing the significant assumptions used to determine the fair value of the assets acquired. We tested the completeness and accuracy of the underlying data by, among other things, recalculating the current replacement cost of buildings and comparing the adjustments for the age, condition, turnkey factor, economic profit, and economic obsolescence associated with the acquired assets to industry publications on a test basis. We also compared significant assumptions, including prices per acre, to third-party sources such as recent land sales. For certain of these asset acquisitions, we involved our valuation specialists to assist in the assessment of the methodology utilized by the Parent Company, in addition to performing corroborative analyses to assess whether the conclusions in the valuation were supported by observable market data. For example, our valuation specialists used independently identified data sources to evaluate management's selected comparable land sales, replacement cost assumptions and the fair value of individual storage facilities acquired in portfolio acquisitions.

/s/ Ernst & Young LLP

We have served as the Parent Company’s auditor since 1994.

Buffalo, New York

February 25, 2022

Report of Independent Registered Public Accounting Firm

To the Partners and the Board of Directors of Life Storage LP

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Life Storage LP (the Operating Partnership) as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income, partners’ capital and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and financial statement schedule listed in the Index at Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Operating Partnership at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Operating Partnership’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 25, 2022 expressed an unqualified opinion thereon.

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

As described in Note 4 to the consolidated financial statements, during the year ended December 31, 2021, the Operating Partnership acquired 112 storage facilities for an aggregate purchase price of $1.7 billion. The transactions were accounted for as asset acquisitions and the purchase price was allocated to the assets acquired based on their relative fair value.

Auditing the Operating Partnership’s accounting for its storage facility acquisitions in 2021 involved a high degree of subjectivity due to the significant estimation required to determine the fair values of the acquired land and buildings. In particular, the fair value estimates were sensitive to assumptions such as prices per acre and current replacement cost estimates, including adjustments for the age, condition, turnkey factor, economic profit, and economic obsolescence associated with the acquired facilities.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls over the Operating Partnership’s storage facility acquisition process. This included testing controls over management’s evaluation of the significant assumptions used to determine the fair values of the assets acquired.

For the 2021 acquisitions of storage facilities described above, our audit procedures included, among others, evaluating the Operating Partnership’s valuation methodologies and testing the significant assumptions used to determine the fair value of the assets acquired. We tested the completeness and accuracy of the underlying data by, among other things, recalculating the current replacement cost of buildings and comparing the adjustments for the age, condition, turnkey factor, economic profit, and economic obsolescence associated with the acquired assets to industry publications on a test basis. We also compared significant assumptions, including prices per acre, to third-party sources such as recent land sales. For certain of these asset acquisitions, we involved our valuation specialists to assist in the assessment of the methodology utilized by the Operating Partnership, in addition to performing corroborative analyses to assess whether the conclusions in the valuation were supported by observable market data. For example, our valuation specialists used independently identified data sources to evaluate management's selected comparable land sales, replacement cost assumptions and the fair value of individual storage facilities acquired in portfolio acquisitions.

/s/ Ernst & Young LLP

We have served as the Operating Partnership’s auditor since 2016.

Buffalo, New York

February 25, 2022

LIFE STORAGE, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
(dollars in thousands, except share data)	2021	2020
Assets
Investment in storage facilities:
Land	$1,185,976	$951,813
Building, equipment, and construction in progress	5,904,481	4,378,510
	7,090,457	5,330,323
Less: accumulated depreciation	(1,007,650)	(873,178)
Investment in storage facilities, net	6,082,807	4,457,145
Cash and cash equivalents	171,865	54,400
Accounts receivable	17,784	15,464
Receivable from unconsolidated joint ventures	333	1,064
Investment in unconsolidated joint ventures	213,003	143,042
Prepaid expenses	9,918	8,326
Trade name	16,500	16,500
Other assets	44,387	31,907
Total Assets	$6,556,597	$4,727,848
Liabilities
Line of credit	$—	$—
Term notes, net	2,747,838	2,155,457
Accounts payable and accrued liabilities	131,778	112,654
Deferred revenue	27,277	17,416
Mortgages payable	37,030	37,777
Total Liabilities	2,943,923	2,323,304
Noncontrolling redeemable Preferred Operating Partnership Units at redemption value	90,783	—
Noncontrolling redeemable Common Operating Partnership Units at redemption value	142,892	26,446
Shareholders’ Equity
Common stock $.01 par value, 200,000,000 shares authorized, 83,565,710 shares outstanding at December 31, 2021 (74,211,920 at December 31, 2020)	836	495
Additional paid-in capital	3,697,000	2,671,311
Dividends in excess of net income	(314,713)	(288,667)
Accumulated other comprehensive loss	(4,124)	(5,041)
Total Shareholders’ Equity	3,378,999	2,378,098
Total Liabilities and Shareholders’ Equity	$6,556,597	$4,727,848

See notes to consolidated financial statements.

LIFE STORAGE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
(dollars in thousands, except per share data)	2021	2020	2019
Revenues
Rental income	$690,758	$539,554	$510,774
Tenant reinsurance	58,103	44,742	34,902
Other operating income	39,704	32,475	29,063
Total operating revenues	788,565	616,771	574,739
Expenses
Property operations and maintenance	143,648	122,544	121,499
Tenant reinsurance	22,882	15,729	8,604
Real estate taxes	79,861	70,302	65,061
General and administrative	62,617	52,055	46,622
Payments for rent	—	—	358
Depreciation and amortization	147,119	122,925	107,130
Total operating expenses	456,127	383,555	349,274
Gain on sale of storage facilities	—	—	104,353
Gain on sale of real estate	—	302	1,781
Income from operations	332,438	233,518	331,599
Other income (expenses)
Interest expense	(86,786)	(86,015)	(76,430)
Interest income	827	19	342
Equity in income of joint ventures	5,696	4,838	4,566
Net income	252,175	152,360	260,077
Net income attributable to noncontrolling preferred interests in the Operating Partnership	(1,494)	—	—
Net income attributable to noncontrolling common interests in the Operating Partnership	(1,364)	(789)	(1,378)
Net income attributable to common shareholders	$249,317	$151,571	$258,699
Earnings per common share attributable to common shareholders - basic	$3.18	$2.13	$3.70
Earnings per common share attributable to common shareholders - diluted	$3.17	$2.13	$3.70

See notes to consolidated financial statements.

LIFE STORAGE, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
(dollars in thousands)	2021	2020	2019
Net income	$252,175	$152,360	$260,077
Other comprehensive income:
Effective portion of gain on derivatives net of reclassification to interest expense	917	917	917
Total comprehensive income	253,092	153,277	260,994
Comprehensive income attributable to noncontrolling interests in the Operating Partnership	(2,863)	(794)	(1,383)
Comprehensive income attributable to common shareholders	$250,229	$152,483	$259,611

See notes to consolidated financial statements.

LIFE STORAGE, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(dollars in thousands, except share data)	Common Stock Shares	Common Stock	Additional Paid-in Capital	Dividends in Excess of Net Income	Accumulated Other Comprehensive Income (Loss) (AOCL)	Total Shareholders’ Equity
Balance January 1, 2019	69,926,161	466	2,372,157	(308,011)	(6,875)	2,057,737
Exercise of stock options	9,750	—	376	—	—	376
Issuance of non-vested stock	80,180	1	(1)	—	—	—
Forfeiture of non-vested stock	(2,192)	—	—	—	—	—
Earned portion of non-vested stock	—	—	4,192	—	—	4,192
Carrying value less than redemption value on redeemed noncontrolling interest	—	—	(1)	—	—	(1)
Adjustment to redemption value of noncontrolling redeemable Operating Partnership Units	—	—	—	(2,455)	—	(2,455)
Net income attributable to common shareholders	—	—	—	258,699	—	258,699
Amortization of terminated hedge included in AOCL	—	—	—	—	917	917
Dividends	—	—	—	(186,571)	—	(186,571)
Balance December 31, 2019	70,013,899	467	2,376,723	(238,338)	(5,958)	2,132,894
Net proceeds from issuance of common stock	4,091,666	27	295,935	—	—	295,962
Issuance of non-vested stock	113,829	1	(1)	—	—	—
Forfeiture of non-vested stock	(7,474)	—	—	—	—	—
Earned portion of non-vested stock	—	—	4,559	—	—	4,559
Carrying value less than redemption value on redeemed noncontrolling interest	—	—	(264)	—	—	(264)
Adjustment to redemption value of noncontrolling redeemable Operating Partnership Units	—	—	—	(2,884)	—	(2,884)
Purchases of equity in consolidated subsidiary from noncontrolling interests	—	—	(5,641)	3,341	—	(2,300)
Net income attributable to common shareholders	—	—	—	151,571	—	151,571
Amortization of terminated hedge included in AOCL	—	—	—	—	917	917
Dividends	—	—	—	(202,357)	—	(202,357)
Balance December 31, 2020	74,211,920	495	2,671,311	(288,667)	(5,041)	2,378,098
Net proceeds from issuance of common stock	9,244,736	88	1,019,269	—	—	1,019,357
Issuance of non-vested stock	109,112	1	(1)	—	—	—
Earned portion of non-vested stock	—	—	6,604	—	—	6,604
Stock dividend	(58)	252	(252)	—	—	—
Carrying value less than redemption value on redeemed noncontrolling interest	—	—	(48)	—	—	(48)
Adjustment to redemption value of noncontrolling redeemable Operating Partnership Units	—	—	—	(34,163)	—	(34,163)
Deferred compensation - Directors	—	—	117	—	—	117
Net income attributable to common shareholders	—	—	—	249,317	—	249,317
Amortization of terminated hedge included in AOCL	—	—	—	—	917	917
Dividends	—	—	—	(241,200)	—	(241,200)
Balance December 31, 2021	83,565,710	$836	$3,697,000	$(314,713)	$(4,124)	$3,378,999

See notes to consolidated financial statements

LIFE STORAGE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(dollars in thousands)	2021	2020	2019
Operating Activities
Net income	$252,175	$152,360	$260,077
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	147,119	122,925	107,130
Amortization of debt issuance costs and bond discount	4,513	4,096	3,900
Gain on sale of storage facilities	—	—	(104,353)
Gain on sale of real estate	—	(302)	(1,781)
Equity in income of joint ventures	(5,696)	(4,838)	(4,566)
Distributions from unconsolidated joint ventures	13,866	14,098	10,165
Non-vested stock earned and deferred compensation	6,604	4,559	4,192
Deferred income taxes	34	496	1,328
Other	(107)	(210)	—
Changes in assets and liabilities (excluding the effects of acquisitions):
Accounts receivable	(2,140)	(2,915)	(4,534)
Prepaid expenses	(1,569)	(247)	(356)
Receipts from (advances to) joint ventures	731	(95)	(81)
Accounts payable and other liabilities	13,888	4,787	5,295
Deferred revenue	4,483	4,252	2,426
Net cash provided by operating activities	433,901	298,966	278,842
Investing Activities
Acquisition of storage facilities, net of cash and restricted cash acquired	(1,514,684)	(520,943)	(393,298)
Improvements, equipment additions, and construction in progress	(85,080)	(56,397)	(90,995)
Net proceeds from the sale of storage facilities and other real estate	—	—	207,568
Return of investment in unconsolidated joint ventures	37,584	28,008	—
Investment in unconsolidated joint ventures	(113,465)	(26,383)	(25,659)
Loans to unconsolidated joint ventures	—	(35,850)	—
Loan payments received from unconsolidated joint ventures	—	35,850	—
Property deposits	(5,089)	(280)	(138)
Net cash used in investing activities	(1,680,734)	(575,995)	(302,522)
Financing Activities
Net proceeds from sale of common stock	1,019,357	295,962	376
Proceeds from line of credit	459,000	285,000	305,000
Repayment of line of credit	(459,000)	(350,000)	(331,000)
Proceeds from term notes, net of discount	594,498	398,096	348,166
Repayment of term notes	—	(100,000)	(100,000)
Debt issuance costs	(5,114)	(3,490)	(3,099)
Dividends paid - common stock	(241,200)	(202,357)	(186,571)
Distributions to noncontrolling interest holders	(1,751)	(1,047)	(993)
Payments to acquire equity in consolidated subsidiary from noncontrolling interests	—	(2,000)	—
Redemption of operating partnership units	(805)	(2,751)	(250)
Mortgage principal payments	(489)	(3,169)	(458)
Net cash provided by financing activities	1,364,496	314,244	31,171
Net increase in cash and restricted cash	117,663	37,215	7,491
Cash and restricted cash at beginning of period	58,771	21,556	14,065
Cash and restricted cash at end of period	$176,434	$58,771	$21,556
Supplemental cash flow information
Cash paid for interest, net of interest capitalized	$81,421	$79,423	$73,378
Cash paid for income taxes, net of refunds	$1,727	$1,294	$1,625

See notes to consolidated financial statements.

LIFE STORAGE LP

CONSOLIDATED BALANCE SHEETS

	December 31,
(dollars in thousands, except unit data)	2021	2020
Assets
Investment in storage facilities:
Land	$1,185,976	$951,813
Building, equipment, and construction in progress	5,904,481	4,378,510
	7,090,457	5,330,323
Less: accumulated depreciation	(1,007,650)	(873,178)
Investment in storage facilities, net	6,082,807	4,457,145
Cash and cash equivalents	171,865	54,400
Accounts receivable	17,784	15,464
Receivable from unconsolidated joint ventures	333	1,064
Investment in unconsolidated joint ventures	213,003	143,042
Prepaid expenses	9,918	8,326
Trade name	16,500	16,500
Other assets	44,387	31,907
Total Assets	$6,556,597	$4,727,848
Liabilities
Line of credit	$—	$—
Term notes, net	2,747,838	2,155,457
Accounts payable and accrued liabilities	131,778	112,654
Deferred revenue	27,277	17,416
Mortgages payable	37,030	37,777
Total Liabilities	2,943,923	2,323,304
Limited partners’ preferred redeemable capital interest at redemption value (3,590,603 and 0 units outstanding at December 31, 2021 and December 31, 2020, respectively)	90,783	—
Limited partners’ common redeemable capital interest at redemption value (960,708 and 334,149 units outstanding at December 31, 2021 and December 31, 2020, respectively)	142,892	26,446
Partners’ Capital
General partner (881,030 and 745,461 units outstanding at December 31, 2021 and December 31, 2020, respectively)	36,131	24,045
Limited partners (82,684,680 and 73,466,459 units outstanding at December 31, 2021 and December 31, 2020, respectively)	3,346,992	2,359,094
Accumulated other comprehensive loss	(4,124)	(5,041)
Total Controlling Partners’ Capital	3,378,999	2,378,098
Total Liabilities and Partners’ Capital	$6,556,597	$4,727,848

See notes to consolidated financial statements.

LIFE STORAGE LP

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
(dollars in thousands, except per unit data)	2021	2020	2019
Revenues
Rental income	$690,758	$539,554	$510,774
Tenant reinsurance	58,103	44,742	34,902
Other operating income	39,704	32,475	29,063
Total operating revenues	788,565	616,771	574,739
Expenses
Property operations and maintenance	143,648	122,544	121,499
Tenant reinsurance	22,882	15,729	8,604
Real estate taxes	79,861	70,302	65,061
General and administrative	62,617	52,055	46,622
Payments for rent	—	—	358
Depreciation and amortization	147,119	122,925	107,130
Total operating expenses	456,127	383,555	349,274
Gain on sale of storage facilities	—	—	104,353
Gain on sale of real estate	—	302	1,781
Income from operations	332,438	233,518	331,599
Other income (expenses)
Interest expense	(86,786)	(86,015)	(76,430)
Interest income	827	19	342
Equity in income of joint ventures	5,696	4,838	4,566
Net income	252,175	152,360	260,077
Net income attributable to noncontrolling preferred interests in the Operating Partnership	(1,494)	—	—
Net income attributable to noncontrolling common interests in the Operating Partnership	(1,364)	(789)	(1,378)
Net income attributable to common unitholders	$249,317	$151,571	$258,699
Earnings per common unit attributable to common unitholders - basic	$3.18	$2.13	$3.70
Earnings per common unit attributable to common unitholders - diluted	$3.17	$2.13	$3.70
Net income attributable to general partner	$2,522	$1,524	$2,601
Net income attributable to limited partners	246,795	150,047	256,098

See notes to consolidated financial statements.

LIFE STORAGE LP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
(dollars in thousands)	2021	2020	2019
Net income	$252,175	$152,360	$260,077
Other comprehensive income:
Effective portion of gain on derivatives net of reclassification to interest expense	917	917	917
Total comprehensive income	253,092	153,277	260,994
Comprehensive income attributable to noncontrolling interests in the Operating Partnership	(2,863)	(794)	(1,383)
Comprehensive income attributable to common unitholders	$250,229	$152,483	$259,611

See notes to consolidated financial statements.

LIFE STORAGE LP

CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL

(dollars in thousands)	Life Storage Holdings, Inc. General Partner	Life Storage, Inc. Limited Partner	Accumulated Other Comprehensive Income (Loss)	Total Controlling Partners’ Capital
Balance January 1, 2019	20,816	2,043,796	(6,875)	2,057,737
Exercise of stock options	4	372	—	376
Issuance of non-vested stock	—	—	—	—
Forfeiture of non-vested stock	—	—	—	—
Earned portion of non-vested stock	42	4,150	—	4,192
Carrying value less than redemption value on redeemed noncontrolling interest	(2)	1	—	(1)
Adjustment to redemption value of noncontrolling redeemable Operating Partnership Units	—	(2,455)	—	(2,455)
Net income attributable to common unitholders	2,601	256,098	—	258,699
Amortization of terminated hedge included in AOCL	9	(9)	917	917
Distributions	(1,876)	(184,695)	—	(186,571)
Balance December 31, 2019	21,594	2,117,258	(5,958)	2,132,894
Net proceeds from issuance of Operating Partnership Units	2,960	293,002	—	295,962
Issuance of non-vested stock	—	—	—	—
Forfeiture of non-vested stock	—	—	—	—
Earned portion of non-vested stock	46	4,513	—	4,559
Carrying value less than redemption value on redeemed noncontrolling interest	(28)	(236)	—	(264)
Adjustment to redemption value of noncontrolling redeemable Operating Partnership Units	—	(2,884)	—	(2,884)
Purchases of equity in consolidated subsidiary from noncontrolling interests	(23)	(2,277)	—	(2,300)
Net income attributable to common unitholders	1,521	150,050	—	151,571
Amortization of terminated hedge included in AOCL	9	(9)	917	917
Distributions	(2,034)	(200,323)	—	(202,357)
Balance December 31, 2020	24,045	2,359,094	(5,041)	2,378,098
Net proceeds from issuance of Operating Partnership Units	10,194	1,009,163	—	1,019,357
Issuance of non-vested stock	—	—	—	—
Earned portion of non-vested stock	66	6,538	—	6,604
Issuance of common Operating Partnership Units	829	(829)	—	—
Issuance of preferred Operating Partnership Units	898	(898)	—	—
Carrying value less than redemption value on redeemed noncontrolling interest	(8)	(40)	—	(48)
Adjustment to redemption value of noncontrolling redeemable Operating Partnership Units	—	(34,163)	—	(34,163)
Deferred compensation - Directors	1	116	—	117
Net income attributable to common unitholders	2,522	246,795	—	249,317
Amortization of terminated hedge included in AOCL	9	(9)	917	917
Distributions	(2,424)	(238,776)	—	(241,200)
Balance December 31, 2021	$36,132	$3,346,991	$(4,124)	$3,378,999

See notes to consolidated financial statements

LIFE STORAGE LP

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(dollars in thousands)	2021	2020	2019
Operating Activities
Net income	$252,175	$152,360	$260,077
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	147,119	122,925	107,130
Amortization of debt issuance costs and bond discount	4,513	4,096	3,900
Gain on sale of storage facilities	—	—	(104,353)
Gain on sale of real estate	—	(302)	(1,781)
Equity in income of joint ventures	(5,696)	(4,838)	(4,566)
Distributions from unconsolidated joint ventures	13,866	14,098	10,165
Non-vested stock earned	6,604	4,559	4,192
Deferred income taxes	34	496	1,328
Other	(107)	(210)	—
Changes in assets and liabilities (excluding the effects of acquisitions):
Accounts receivable	(2,140)	(2,915)	(4,534)
Prepaid expenses	(1,569)	(247)	(356)
Receipts from (advances to) joint ventures	731	(95)	(81)
Accounts payable and other liabilities	13,888	4,787	5,295
Deferred revenue	4,483	4,252	2,426
Net cash provided by operating activities	433,901	298,966	278,842
Investing Activities
Acquisition of storage facilities, net of cash and restricted cash acquired	(1,514,684)	(520,943)	(393,298)
Improvements, equipment additions, and construction in progress	(85,080)	(56,397)	(90,995)
Net proceeds from the sale of storage facilities and other real estate	—	—	207,568
Return of investment in unconsolidated joint ventures	37,584	28,008	—
Investment in unconsolidated joint ventures	(113,465)	(26,383)	(25,659)
Loans to unconsolidated joint ventures	—	(35,850)	—
Loan payments received from unconsolidated joint ventures	—	35,850	—
Property deposits	(5,089)	(280)	(138)
Net cash used in investing activities	(1,680,734)	(575,995)	(302,522)
Financing Activities
Net proceeds from sale of partnership units	1,019,357	295,962	376
Proceeds from line of credit	459,000	285,000	305,000
Repayment of line of credit	(459,000)	(350,000)	(331,000)
Proceeds from term notes, net of discount	594,498	398,096	348,166
Repayment of term notes	—	(100,000)	(100,000)
Debt issuance costs	(5,114)	(3,490)	(3,099)
Distributions to unitholders	(241,200)	(202,357)	(186,571)
Distributions to noncontrolling interest holders	(1,751)	(1,047)	(993)
Payments to acquire equity in consolidated subsidiary from noncontrolling interests	—	(2,000)	—
Redemption of operating partnership units	(805)	(2,751)	(250)
Mortgage principal payments	(489)	(3,169)	(458)
Net cash provided by financing activities	1,364,496	314,244	31,171
Net increase in cash and restricted cash	117,663	37,215	7,491
Cash and restricted cash at beginning of period	58,771	21,556	14,065
Cash and restricted cash at end of period	$176,434	$58,771	$21,556
Supplemental cash flow information
Cash paid for interest, net of interest capitalized	$81,421	$79,423	$73,378
Cash paid for income taxes, net of refunds	$1,727	$1,294	$1,625

See notes to consolidated financial statements.

LIFE STORAGE, INC. AND LIFE STORAGE LP

DECEMBER 31, 2021

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

At December 31, 2021, we had an ownership interest in, and/or managed 1,076 self-storage properties in 35 states. Among our 1,076 self-storage properties are 116 properties that we manage for unconsolidated joint ventures (See Note 11), 251 properties that we manage and have no ownership interest, and five properties that we lease. During 2021, approximately 17% and 14% of the Company’s revenue was derived from stores in the states of Texas and Florida, respectively.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation : All of the Company’s assets are owned by, and all of its operations are conducted through, the Operating Partnership. Life Storage Holdings, Inc. (“Holdings”), a wholly-owned subsidiary of the Parent Company, is the sole general partner of the Operating Partnership; the Parent Company is a limited partner of the Operating Partnership, and, through its ownership of Holdings and its limited partnership interest, controls the operations of the Operating Partnership, holding a 98.1% ownership interest therein as of December 31, 2021. The remaining ownership interests in the Operating Partnership (the “Units”) are held by certain former owners of assets acquired by the Operating Partnership. Share and per share amounts and unit and per unit amounts for all years presented have been adjusted to reflect the impact of the three-for-two distribution of common stock announced by the Company on January 4, 2021 and distributed on January 27, 2021 to shareholders and unitholders of record on January 15, 2021.

We consolidate all wholly owned subsidiaries. Partially owned subsidiaries and joint ventures are consolidated when we control the entity. Our consolidated financial statements include the accounts of the Parent Company, the Operating Partnership, Life Storage Solutions, LLC (one of the Parent Company’s taxable REIT subsidiaries), Warehouse Anywhere LLC, and all other wholly-owned subsidiaries. Prior to July 2, 2020, the Company owned 60% of Warehouse Anywhere LLC. On July 2, 2020, the Company acquired the remaining ownership interest in Warehouse Anywhere LLC for cash payment of $2.0 million along with potential for the sellers to receive additional future payment based on the 2023 results of Warehouse Anywhere LLC. At the date of acquisition and at December 31, 2021, the Company estimates this potential future payment to be approximately $0.3 million based on the projected 2023 results of Warehouse Anywhere LLC. All intercompany transactions and balances have been eliminated. Investments in joint ventures that we do not control but for which we have significant influence over are accounted for using the equity method.

Included in the Parent Company’s consolidated balance sheets are noncontrolling redeemable Operating Partnership Units and included in the Operating Partnership’s consolidated balance sheets are limited partners’ redeemable capital interests at redemption value. These interests are presented in the “mezzanine” section of the consolidated balance sheets because they do not meet the functional definition of a liability or equity under current accounting literature. These represent the outside ownership interests of the limited partners in the Operating Partnership. There were 960,708 and 334,149 common noncontrolling redeemable Operating Partnership Units outstanding at December 31, 2021 and December 31, 2020, respectively, and 3,590,603 and 0 preferred noncontrolling redeemable Operating Partnership Units outstanding at December 31, 2021 and December 31, 2020, respectively. The preferred noncontrolling redeemable Operating Partnership Units rank senior to all other partnership interest with respect to distributions and liquidation.

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

The Company accounts for the noncontrolling redeemable Operating Partnership Units under the provisions of Accounting Standards Codification (ASC) Topic 480-10-S99. The application of the ASC Topic 480-10-S99 accounting model requires the noncontrolling interest to follow normal noncontrolling interest accounting and then be marked to redemption value at the end of each reporting period if higher (but never adjusted below that normal noncontrolling interest accounting amount) for the common noncontrolling redeemable Operating Partnership Units. The offset to the adjustment to the carrying amount of the common noncontrolling redeemable Operating Partnership Units is reflected in the Parent Company’s dividends in excess of net income and in the Operating Partnership’s general partner and limited partners capital balances. Accordingly, in the accompanying consolidated balance sheets, common noncontrolling redeemable Operating Partnership Units are reflected at redemption value at December 31, 2021 and December 31, 2020, equal to the number of common noncontrolling interest units outstanding multiplied by the fair market value of the Parent Company’s common stock at that date. Redemption value exceeded the value determined under the Company’s historical basis of accounting at those dates. ASC Topic 480-10-S99 requires the preferred noncontrolling redeemable Operating Partnership Units to be valued at fair value as of the date of issuance and to continue to be recorded at the value determined at initial measurement plus any accrued distributions.

The following is a reconciliation of the Parent Company’s common noncontrolling redeemable Operating Partnership Units and the Operating Partnership’s limited partners’ redeemable capital interest for the years ending December 31:

(dollars in thousands)	2021	2020
Beginning balance	$26,446	$26,307
Redemption of units	(757)	(2,487)
Issuance of units	82,951	—
Net income attributable to noncontrolling interests in the Operating Partnership	1,364	789
Distributions	(1,275)	(1,047)
Adjustment to redemption value	34,163	2,884
Ending balance	$142,892	$26,446

In 2021, the Operating Partnership issued a total of 633,559 common noncontrolling redeemable Operating Partnership Units with an aggregate fair value of $83.0 million as part of the consideration paid to acquire certain self-storage facilities. The fair value of these common Units on the date of issuance was determined based upon the fair market value of the Company’s common stock on that date.

In 2021 and 2020, 7,000 and 35,550 common noncontrolling redeemable Operating Partnership Units, respectively, were redeemed for cash.

The following is a reconciliation of the Parent Company's preferred noncontrolling redeemable Operating Partnership Units and the Operating Partnership's limited partners' preferred redeemable capital interest for the years ending December 31:

(dollars in thousands)	2021	2020
Beginning balance	$—	$—
Issuance of units	89,765	—
Net income attributable to noncontrolling interests in the Operating Partnership	1,494	—
Distributions	(476)	—
Ending balance	$90,783	$—

On August 19, 2021, the Company issued 3,590,603 preferred redeemable Operating Partnership Units with a fair value of $89.8 million in connection with the acquisition of certain self-storage facilities. The fair value of these preferred Units on the date of issuance was determined based upon the fixed priority return on these preferred Units of 4.5% as compared to the estimated market return of similar instruments on the date of issuance.

No common or preferred noncontrolling redeemable Operating Partnership Units were issued by the Operating Partnership in 2020.

Reclassification : Due to growth in the Company's tenant reinsurance program, tenant reinsurance revenues and expenses are presented separately on the consolidated statements of operations beginning in 2021. The 2020 and 2019 consolidated statements of operations have been revised accordingly to comply with this presentation. Prior to 2021, such tenant reinsurance revenues and expenses were included in other income and property operations and maintenance expense, respectively, in the Company's consolidated statements of operations.

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

The following table provides a reconciliation of cash and restricted cash reported within the consolidated statements of cash flows for the years ending December 31:

(dollars in thousands)	2021	2020	2019
Cash	$171,865	$54,400	$17,458
Restricted cash	4,569	4,371	4,098
Total cash and restricted cash	$176,434	$58,771	$21,556

Accounts Receivable : Accounts receivable are composed of trade and other receivables recorded at billed amounts and do not bear interest. The allowance for doubtful accounts on leasing receivables is the Company’s best estimate of the amount of probable uncollectible amounts in the Company’s existing accounts receivable. The allowance for doubtful accounts on non-leasing receivables is the Company's best estimate of the amount that will ultimately not be collected at the time that revenue is recognized. The Company determines these allowances based on a number of factors, including experience, credit worthiness of customers, and current market and economic conditions. The Company reviews the allowance for doubtful accounts on a regular basis. Account balances are charged against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The allowance for doubtful accounts is recorded as a reduction of accounts receivable and amounted to $1.5 million and $1.7 million at December 31, 2021 and 2020, respectively.

In June 2016, the FASB issued ASU 2016-13, "Financial Instruments - Credit Losses (Topic 326) which makes significant changes to the accounting for credit losses on financial instruments and related disclosures about them. ASU 2016-13 is not applicable to the Company's leasing receivables. ASU 2016-13 was effective for the Company as of January 1, 2020 and the adoption of ASU 2016-13 did not have a material impact on the Company.

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

Leases are specifically excluded from the scope of ASU 2014-09 and instead are accounted for following the guidance under ASU 2016-20. Rental income is recognized when earned pursuant to the terms of month-to-month leases for storage space. Promotional discounts are recognized as a reduction to rental income over the promotional period, which is generally during the first month of occupancy. Rental income received prior to the start of the rental period is included in deferred revenue.

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

Through March 31, 2019, the Company recognized revenues related to tenant insurance based upon the amount that the Company had the right to invoice following the practical expedient in ASC 606-10-55-18 as such amount corresponds directly with the value to the third-party insurer of the entity’s performance completed to date. Beginning April 1, 2019, the Company recognizes tenant reinsurance revenue in the period during which premiums are earned and tenant reinsurance is provided.

Equity in earnings of real estate joint ventures that we have significant influence over is recognized based on our ownership interest in the earnings of these entities.

The disaggregated revenues of the Company presented in accordance with ASC Topic 606 “Revenue from Contracts with Customers” are as follows:

(dollars in thousands)	2021	2020	2019
Rental income	$690,758	$539,554	$510,774
Management and acquisition fee income	22,127	17,407	14,274
Tenant reinsurance	58,103	44,742	34,902
Other	17,577	15,068	14,789
Total operating revenues	$788,565	$616,771	$574,739

Other revenue consists primarily of sales of storage-related merchandise (locks and packing supplies) and storage and inventory management services provided by Warehouse Anywhere.

Cost of operations, general and administrative expense, interest expense and advertising costs are expensed as incurred. For the years ended December 31, 2021, 2020, and 2019, advertising costs were $16.9 million, $15.3 million, and $12.4 million, respectively. The Company accrues property taxes based on actual invoices, estimates and historical trends. If these estimates are incorrect, the timing and amount of expense recognition would be affected. Expenses related to tenant reinsurance are comprised of actual and estimated claims, costs to administer the Company's tenant reinsurance program, and fees related to tenant reinsurance paid to owners of self-storage facilities that the Company manages for third-parties.

Investment in Storage Facilities : Storage facilities are recorded at cost. The purchase price of acquired facilities is allocated to land, land improvements, building, equipment, and in-place customer leases based on the relative fair value of each component, or based on the fair value of each component if accounted for as a business combination. The fair values of the acquired facilities are determined using financial projections and applicable capitalization rates. The fair values of land are determined based upon comparable market sales information using prices per acre derived from observed transactions involving comparable land in similar locations. The fair values of buildings are determined using current replacement cost estimates based on information derived from construction industry data by geographic region as adjusted for age, condition, and the turnkey factor, economic profit and economic obsolescence considerations associated with these assets.

Depreciation is computed using the straight-line method over estimated useful lives of 40 years for buildings and improvements, and five to 20 years for furniture, fixtures and equipment. Estimated useful lives are reevaluated when facts and circumstances indicate that the economic lives of assets do not extend to their currently assigned useful lives. Expenditures for significant renovations or improvements that extend the useful life of assets are capitalized. Depreciation expense was $134.8 million, $117.3 million and $104.2 million for the years ending December 31, 2021, 2020, and 2019, respectively. Interest and other costs incurred during the construction period of major expansions, and on investments in joint ventures with properties under construction, are capitalized. Capitalized interest during the years ended December 31, 2021, 2020, and 2019 was $0.4 million, $0.4 million and $0.9 million, respectively. Repair and maintenance costs are expensed as incurred.

Whenever events or changes in circumstances indicate that the carrying value of the Company’s property may not be recoverable, the Company’s policy is to complete an assessment of impairment. Impairment is evaluated based upon comparing the sum of the property’s expected undiscounted future cash flows to the carrying value of the property. If the sum of the undiscounted cash flows is less than the carrying amount of the property, an impairment loss is recognized for any amount by which the carrying amount of the asset exceeds the fair value of the asset. For the years ended December 31, 2021, 2020, and 2019, no assets have been determined to be impaired under this policy.

In general, sales of real estate and related profits or losses are recognized when control of the underlying assets has transferred.

Trade Name : The Company’s trade name, which was acquired in 2016, has an indefinite life and is not amortized but is reviewed for impairment annually or more frequently when facts and circumstances indicate that the carrying value of the Company’s trade name may not be recoverable. We may elect to perform a qualitative assessment that considers economic, industry and company-specific factors as part of our annual test. If, after completing this assessment, it is determined that it is more likely than not that the fair value of the trade name is less than its carrying value, we proceed to a quantitative test. We did not elect to perform a qualitative assessment in 2021.

Quantitative testing requires a comparison of the fair value of the trade name to its carrying value. We use a discounted cash flow analysis under the relief-from-royalty method to estimate the fair value of the trade name. This method incorporates various assumptions, including projected revenue growth rates, the terminal growth rate, the royalty rate to be applied, and the discount rate utilized. If the carrying value of the trade name exceeds the calculated fair value, the trade name is considered impaired to the extent that the carrying value exceeds the fair value. We did not record any impairment in 2021.

Other Assets : Included in other assets are restricted cash balances as discussed above, property deposits and the unamortized value placed on in-place customer leases related to self-storage facilities acquired by the Company. Property deposits at December 31, 2021 and 2020 were $5.7 million and $0.6 million, respectively.

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

The Company has elected to treat certain of its subsidiaries as taxable REIT subsidiaries. In general, the Company’s taxable REIT subsidiaries may perform additional services for tenants and generally may engage in certain real estate or non-real estate related business. A taxable REIT subsidiary is subject to federal and state corporate income taxes. Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities.

The Company recorded federal and state income tax expense of $1.7 million, $1.6 million, and $2.2 million in 2021, 2020, and 2019, respectively, which are included in general and administrative expenses in the consolidated statements of operations. The 2021 income tax expense includes current tax expense of $1.6 million and deferred tax expense of $0.1 million. At December 31, 2021 and 2020, there were no material unrecognized tax benefits and the Company had no interest or penalties related to uncertain tax provisions during the years then ended. Interest and penalties relating to uncertain tax positions will be recognized in income tax expense when incurred. Income taxes payable by the Company and the net deferred tax liabilities of our taxable REIT subsidiaries are classified within accounts payable and accrued liabilities in the consolidated balance sheets, while prepaid income taxes are classified within prepaid expenses. As of December 31, 2021, the Company’s taxable REIT subsidiaries have deferred tax assets of $0.4 million and a deferred tax liability of $1.8 million. As of December 31, 2020, the Company’s taxable REIT subsidiaries have deferred tax assets of $0.4 million and a deferred tax liability of $1.7 million. The tax years 2018-2021 remain open to examination by the major taxing jurisdictions to which the Company is subject.

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

Leases : The Company leases corporate office space as well as the land and/or buildings in which certain of the Company's self-storage facilities operate. The Company accounts for these leases under the guidance in ASU 2016-02, “Leases (Topic 842)” (ASC 842) which requires lessees to recognize a right-of-use asset and a lease liability for virtually all leases (other than leases that meet the definition of a short-term lease). The lease liability under this guidance is equal to the present value of lease payments and the right-of-use asset is based on the lease liability, subject to adjustments such as for initial direct costs and prepaid or accrued lease payments. All leases where the Company is the lessee qualify as operating leases under the guidance in ASC 842. Two of the leases for real estate at which the Company operates self-storage facilities include unilateral options for the Company to extend the terms of these leases. However, those extension periods are not included in the terms of the respective leases under ASC 842 due to the Company’s inability to assert that it is reasonably certain to exercise those options based primarily on the length of time before such options would be exercised. Future lease payments which are based on changes to the consumer price index and future common area maintenance charges related to leases of corporate office space have been excluded from the future minimum noncancelable lease payments for the respective leases due to their variable nature.

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

At December 31, 2021 and December 31, 2020, the Company’s aggregate right-of-use assets totaled $19.5 million and $20.3 million, respectively, and are included in other assets on the consolidated balance sheets. The related lease liabilities total $19.2 million and $19.9 million at December 31, 2021 and December 31, 2020, respectively, and are included in accounts payable and accrued liabilities on the consolidated balance sheets. Expenses related to operating leases under ASC 842 totaled $2.5 million, $2.1 million, and $2.4 million in 2021, 2020, and 2019, respectively. At December 31, 2021, the weighted average remaining lease term and weighted average discount rate for the Company’s operating leases were 10.3 years and 4.6%, respectively.

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

Recent Accounting Pronouncements : In August 2020, the FASB issued ASU 2020-06, “Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40: Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity,” which reduced the number of accounting models for convertible debt instruments and convertible preferred stock, thus simplifying the accounting for convertible instruments. ASU 2020-06 is effective for annual periods beginning after December 31, 2021, and interim periods within those annual periods, and is therefore effective for the Company as of January 1, 2022. Management has evaluated the impact of the adoption of ASU 2020-06 on the Company, including, but not limited to, the accounting for the Company’s noncontrolling redeemable Operating Partnership Units, and has concluded that the adoption of ASU 2020-06 did not have a material impact on the Company.

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

The Company recorded compensation expense (included in general and administrative expense) of $6.6 million, $4.6 million, and $4.2 million, respectively, related to amortization of non-vested stock grants for the years ended December 31, 2021, 2020, and 2019. In September 2021, the Company announced that then current Chief Operating Officer, Edward Killeen, would be retiring effective December 31, 2021. In conjunction with this announcement, the vesting periods of certain restricted stock awards previously granted to Mr. Killeen were accelerated to reflect his December 31, 2021 retirement date. As a result of this change, an additional $0.6 million of compensation expense was recorded in 2021.

The Company uses the Black-Scholes Merton option pricing model to estimate the fair value of stock options granted subsequent to the adoption of ASC Topic 718. The application of this pricing model involves assumptions that are judgmental and sensitive in the determination of compensation expense. To determine expected volatility, the Company uses historical volatility based on daily closing prices of its Common Stock over periods that correlate with the expected terms of the options granted. The risk-free rate is based on the United States Treasury yield curve at the time of grant for the expected life of the options granted. Expected dividends are based on the Company’s history and expectation of dividend payouts. The expected life of stock options is based on the midpoint between the vesting date and the end of the contractual term. The Company recognizes the impact of any forfeitures as they occur. There were no options granted during the years ended December 31, 2021, 2020 and 2019.

During 2021, 2020, and 2019, the Company issued performance based non-vested stock awards to certain executives. The fair values of the performance-based awards in 2021, 2020 and 2019 were estimated at the time the awards were granted using a Monte Carlo pricing model applying the following weighted-average assumptions:

	2021	2020	2019
Expected life (years)	3.0	3.0	3.0
Risk free interest rate	0.93%	0.19%	1.64%
Expected volatility	27.75%	28.15%	18.22%
Fair value	$157.61	$78.00	$66.96

The Monte Carlo pricing model was not used to value any other non-vested shares granted in 2021, 2020, or 2019 as no market conditions were present in these awards. The value of these other non-vested shares was equal to the stock price of the Company on the date of grant.

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

The following table sets forth the computation of basic and diluted earnings per common share of the Parent Company utilizing the two-class method.

	Year Ended December 31,
(amounts in thousands, except per share data)	2021	2020	2019
Numerator:
Net income attributable to common shareholders	$249,317	$151,571	$258,699
Denominator:
Denominator for basic earnings per share - weighted average shares	78,425	71,055	69,876
Effect of Dilutive Securities:
Stock options and non-vested stock	183	123	104
Denominator for diluted earnings per share - adjusted weighted average shares and assumed conversion	78,608	71,178	69,980
Basic Earnings per common share attributable to common shareholders	$3.18	$2.13	$3.70
Diluted Earnings per common share attributable to common shareholders	$3.17	$2.13	$3.70

The following table sets forth the computation of basic and diluted earnings per common unit of the Operating Partnership utilizing the two-class method.

	Year Ended December 31,
(amounts in thousands, except per unit data)	2021	2020	2019
Numerator:
Net income attributable to common unitholders	$249,317	$151,571	$258,699
Denominator:
Denominator for basic earnings per unit - weighted average units	78,425	71,055	69,876
Effect of Dilutive Securities:
Stock options and non-vested stock	183	123	104
Denominator for diluted earnings per unit - adjusted weighted average units and assumed conversion	78,608	71,178	69,980
Basic Earnings per common unit attributable to common unitholders	$3.18	$2.13	$3.70
Diluted Earnings per common unit attributable to common unitholders	$3.17	$2.13	$3.70

Not included in the effect of dilutive securities above are 133,660 unvested restricted shares for the year ended December 31, 2021; 159,228 unvested restricted shares for the year ended December 31, 2020; and 120,741 unvested restricted shares for the year ended December 31, 2019. The effects of including these securities would have been anti-dilutive.

4. INVESTMENT IN STORAGE FACILITIES AND INTANGIBLE ASSETS

The following summarizes activity in storage facilities during the years ended December 31, 2021 and December 31, 2020.

(dollars in thousands)	2021	2020
Cost:
Beginning balance	$5,330,323	$4,749,473
Acquisition of storage facilities	1,675,366	523,922
Improvements and equipment additions	59,569	67,069
Net increase (decrease) in construction in progress	25,946	(9,632)
Dispositions	(747)	(509)
Ending balance	$7,090,457	$5,330,323
Accumulated Depreciation:
Beginning balance	$873,178	$756,333
Additions during the year	134,773	117,168
Dispositions	(301)	(323)
Ending balance	$1,007,650	$873,178

The Company acquired 112 self-storage facilities during 2021 and 40 self-storage facilities during 2020. The acquisitions of these facilities were accounted for as asset acquisitions. The cost of these facilities, including closing costs, was assigned to land, buildings, equipment, improvements, construction in progress and in-place customer leases based upon their relative fair values. The operating results of the facilities acquired have been included in the Company’s operations since the respective acquisition dates.

The purchase price of the 112 facilities acquired in 2021 and the 40 facilities acquired in 2020 has been assigned as follows:

(dollars in thousands)				Consideration Paid			Acquisition Date Fair Value
States	Number of Properties	Date of Acquisition	Purchase Price	Cash Paid	Value of Operating Partnership Units Issued	Net Other Liabilities Assumed (Assets Acquired)	Land	Building, Equipment, and Improvements	In-Place Customer Leases
2021
SC	1	1/4/2021	$8,070	8,042	$—	$28	$812	$7,153	$105
CA	1	1/21/2021	18,287	18,251	—	36	1,322	16,830	135
NY	1	3/4/2021	47,947	47,933	—	14	10,591	37,020	336
FL	8	3/11/2021	85,156	84,586	—	570	13,381	70,538	1,237
AZ	3	3/24/2021	67,089	66,890	—	199	7,129	59,320	632
WA	2	3/25/2021	39,666	39,495	—	171	6,166	33,037	443
FL	1	5/3/2021	16,545	16,497	—	48	1,658	14,739	148
NJ	5	5/12/2021	90,944	90,710	—	234	11,557	78,116	1,271
NC	2	6/1/2021	26,942	26,793	—	149	2,209	24,395	338
TX	4	6/10/2021	44,563	43,952	—	611	9,163	34,746	654
FL	1	6/16/2021	14,344	14,235	—	109	2,601	11,526	217
FL, NH	3	6/22/2021	59,618	59,257	—	361	19,101	39,752	765
NC	1	6/23/2021	14,539	14,468	—	71	657	13,695	187
NH	2	7/29/2021	22,315	22,311	—	4	6,271	15,743	301
FL	1	8/17/2021	14,846	14,740	—	106	2,884	11,789	173
AL, CO, FL, GA, KY, OH, OK, SC, TX	22	8/19/2021	229,982	137,188	91,265	1,529	23,173	203,682	3,127
AZ	1	8/25/2021	17,190	17,187	—	3	1,034	15,974	182
GA	3	9/1/2021	51,707	51,375	—	332	5,570	45,447	690
TX	4	10/1/2021	58,904	25,180	32,841	883	9,407	48,641	856
FL	2	10/20/2021	58,043	57,613	—	430	13,147	44,281	615
GA, NC, SC, TN	7	10/21/2021	129,345	125,778	3,300	267	13,769	114,338	1,238
VA	1	11/16/2021	14,488	14,449	—	39	341	13,963	184
ME	1	12/2/2021	20,100	20,082	—	18	1,669	18,204	227
IL	1	12/8/2021	19,044	18,922	—	122	1,705	17,136	203
FL	1	12/10/2021	12,577	12,540	—	37	2,746	9,661	170
FL, GA, IL	23	12/13/2021	369,487	367,635	—	1,852	47,189	317,719	4,579
FL	1	12/15/2021	14,095	14,056	—	39	2,989	10,924	182
CO	2	12/16/2021	33,087	14,334	18,173	580	3,726	28,940	421
FL	1	12/17/2021	20,596	20,548	—	48	737	19,623	236
CT	6	12/28/2021	76,801	49,666	27,137	(2)	10,461	65,269	1,071
Total acquired 2021	112		$1,696,317	$1,514,713	$172,716	$8,888	$233,165	$1,442,201	$20,923

(dollars in thousands)				Consideration Paid				Acquisition Date Fair Value
States	Number of Properties	Date of Acquisition	Purchase Price	Cash Paid	Carrying Value of Noncontrolling Interest in Joint Venture	Mortgage Assumed	Net Other Liabilities Assumed (Assets Acquired)	Land	Building, Equipment, and Improvements	Construction in Progress	In-Place Customer Leases
2020
CA	6	3/9/2020	$124,298	$124,204	$—	$—	$94	$20,307	$101,734	$582	$1,675
FL, GA, NJ, OH, PA, TX	25	9/29/2020	295,310	293,726	—	—	1,584	32,555	257,844	—	4,911
NJ	1	11/5/2020	13,874	7,521	—	6,353	—	2,158	11,498	—	218
FL	1	11/25/2020	11,492	8,162	3,404	—	(74)	2,032	9,325	—	135
MO	1	12/9/2020	7,499	7,453	—	—	46	1,312	6,070	—	117
FL	1	12/14/2020	10,776	10,744	—	—	32	1,747	8,863	—	166
FL	1	12/14/2020	15,523	15,483	—	—	40	1,240	14,063	—	220
SC	1	12/22/2020	9,583	9,548	—	—	35	671	8,771	—	141
CA	1	12/23/2020	15,857	15,807	—	—	50	3,528	12,127	—	202
NY	1	12/28/2020	16,868	16,873	—	—	(5)	507	16,195	—	166
CA	1	12/30/2020	11,545	11,515	—	—	30	1,588	9,787	—	170
Total acquired 2020	40		$532,625	$521,036	$3,404	$6,353	$1,832	$67,645	$456,277	$582	$8,121

The facility purchased in New York in 2021 was acquired from SNL Orix Merrick ("Merrick"), an unconsolidated joint venture in which the Company holds a 5% ownership interest. In accordance with ASC Topic 970, “Real Estate – General,” ("ASC 970") the Company recorded its equity in the profit from the sale of this self-storage facility as a reduction in the respective purchase price allocated to land and depreciable fixed assets. In addition to the $47.9 million cash payment for the self-storage facility acquired from Merrick, the Company also recognized $0.8 million as a return on the Company's investment in Merrick as discussed further in Note 11.

The three facilities purchased in Georgia in September 2021 were acquired from Life Storage-SERS Storage LLC ("SERS"), an unconsolidated joint venture in which the Company holds a 20% ownership interest. In accordance with ASC 970, the Company recorded its equity in the profit from the sale of these self-storage facilities as a reduction in the respective purchase price allocated to land and depreciable fixed assets. In addition to the $51.7 million cash payment for the self-storage facilities acquired from SERS, the Company also recognized $8.3 million as a return on the Company's investment in SERS as discussed further in Note 11.

Twenty-seven of the facilities acquired in 2021 were managed by the Company prior to their respective acquisition. The remaining 81 facilities acquired in 2021 were all acquired from unrelated third-parties.

The six facilities purchased in California during the first quarter of 2020 were acquired from 191 III Life Storage Holdings LLC (“191 III”), an unconsolidated joint venture in which the Company holds a 20% ownership interest. Seventeen of the 25 facilities purchased in the third quarter of 2020 were acquired from Sovran HHF Storage Holdings LLC (“Sovran HHF”) and eight of the 25 facilities purchased in the third quarter of 2020 were acquired from Sovran HHF Storage Holdings II LLC (“Sovran HHF II”), unconsolidated joint ventures in which the Company holds 20% and 15% ownership interests, respectively. In accordance with ASC 970, the Company recorded its equity in the profit from the sales of these self-storage facilities as a reduction in the respective purchase price allocated to land and depreciable fixed assets. In addition to the $124.2 million cash payment for the six self-storage facilities acquired from 191 III, the Company also recognized $8.4 million as a return on the Company’s investment in 191 III as discussed further in Note 11. In addition to the $293.7 million combined cash payments for the 25 self-storage facilities acquired from Sovran HHF and Sovran HHF II, the Company also recognized $32.7 million as a return on the Company’s investments in Sovran HHF and Sovran HHF II as discussed further in Note 11.

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

One of the facilities acquired in Florida in 2020 and the facility acquired in New York in 2020 were managed by the Company prior to their respective acquisition. The remaining seven facilities acquired in 2020 were all acquired from unrelated third-parties.

Non-cash investing activities during 2021 include the issuance of $89.8 million of preferred Operating Partnership Units valued based upon the terms of the preferred Operating Partnership Units as compared to market rates for similar instruments at the time of acquisition, the issuance of $82.9 million of common Operating Partnership Units based on the average closing price of the Parent Company's common stock for a stated number of days prior to closing on the related self-storage facility acquisitions, and the assumption of net other liabilities totaling $8.9 million. Non-cash investing activities during 2020 include the Company’s equity investment in Urban Box at carrying value, the assumption of a mortgage with an acquisition-date fair values of $6.4 million, and the assumption of net other liabilities totaling $1.8 million. Non-cash investing activities during 2019 include the Company’s equity investment in Review Avenue Partners (“RAP”) at its carrying value, the assumption of mortgages with acquisition-date fair values totaling $23.0 million, and the assumption of net other liabilities totaling $0.8 million. RAP was a joint venture between the Company and an otherwise unrelated third-party from which the Company acquired a self-storage facility in 2019.

The Company measures the fair value of in-place customer lease intangible assets based on the Company’s experience with customer turnover and the estimated cost to replace the in-place leases. The Company amortizes in-place customer leases on a straight-line basis over 12 months (the estimated future benefit period).

In-place customer leases are included in other assets on the Company’s consolidated balance sheets at December 31 as follows:

(dollars in thousands)	2021	2020
In-place customer leases	$107,786	$86,863
Accumulated amortization	(93,820)	(81,455)
Net carrying value at the end of period	$13,966	$5,408

Amortization expense related to in-place customer leases totaled $12.4 million, $5.6 million, and $2.9 million, during the years ended December 31, 2021, 2020, and 2019, respectively. Amortization expense is expected to be $14.0 million in 2022 based on in-place customer leases at December 31, 2021.

Property Dispositions

No self-storage facilities were sold during 2021 or 2020. During 2019, the Company sold 32 non-strategic properties and received net cash proceeds of $207.6 million. The sale resulted in a gain of $100.2 million, which is reflected within gain on sale of storage facilities in the 2019 consolidated statement of operations. The Company subsequently leased a property it had sold during 2017 and continued to operate the property through November 2019. Due to the Company’s continuing involvement in this property, the related gain on the sale of this property of $4.1 million was deferred and recognized by the Company in 2019 upon termination of this lease. This gain is reflected within gain on sale of storage facilities in the 2019 consolidated statement of operations.

Change in Useful Life Estimates

As part of the Company’s capital improvement efforts, buildings at certain self-storage facilities were identified for replacement during 2021, 2020, and 2019. As a result of the decision to replace these buildings, the Company reassessed the estimated useful lives of the then existing buildings. This useful life reassessment resulted in increases in depreciation expense of approximately $2.5 million, $5.8 million, and $1.1 million in 2021, 2020, and 2019, respectively. The Company estimates that the change in estimated useful lives of buildings identified for replacement as of December 31, 2021 will not have a significant impact on depreciation expense in 2022.

The accelerated depreciation resulting from the events discussed above reduced both basic and diluted earnings per share/unit by approximately $0.03, $0.08, and $0.02 per share/unit in 2021, 2020, and 2019, respectively.

5. UNSECURED LINE OF CREDIT AND TERM NOTES

Borrowings outstanding on our unsecured line of credit and term notes are as follows:

(dollars in thousands )	Dec. 31, 2021	Dec. 31, 2020
Revolving line of credit borrowings	$—	$—

Term note due April 8, 2024	175,000	175,000
Senior term note due July 1, 2026	600,000	600,000
Senior term note due December 15, 2027	450,000	450,000
Term note due July 21, 2028	200,000	200,000
Senior term note due June 15, 2029	350,000	350,000
Senior term note due October 15, 2030	400,000	400,000
Senior term note due October 15, 2031	600,000	—
Total term note principal balance outstanding	2,775,000	2,175,000
Less: unamortized debt issuance costs	(16,008)	(12,833)
Less: unamortized senior term note discount	(11,154)	(6,710)
Term notes payable	$2,747,838	$2,155,457

The Company’s unsecured amended and restated credit agreement includes a revolving credit facility with a limit of $500 million and with a maturity date of March 10, 2023, and initially included a term note in the principal amount of $100 million with a maturity date of June 4, 2020. Such credit agreement provides for interest on the revolving credit facility at a variable annual rate equal to LIBOR plus a margin based on the Company’s credit rating (the margin was 0.95% at December 31, 2021 and December 31, 2020), interest on any term notes at a variable annual rate equal to LIBOR plus a margin based on the Company’s credit rating (the margin was 1.00% at December 31, 2021 and December 31, 2020), and requires an annual facility fee on the revolving credit facility which varies based on the Company’s credit rating (the facility fee was 0.15% at December 31, 2021 and December 31, 2020). The interest rate on the Company’s revolving credit facility at December 31, 2021 was approximately 1.05% (1.09% at December 31, 2020) and the interest rate on any term notes at December 31, 2021 was approximately 1.10% (1.14% at December 31, 2020). At December 31, 2021, there was $499.9 million available on the unsecured line of credit. The Company has the option under this credit facility to increase the total aggregate borrowing capacity of the facilities to $900 million.

On October 7, 2021, the Operating Partnership issued $600 million in aggregate principal amount of 2.400% unsecured senior notes due October 15, 2031 (the "2031 Senior Notes"). The 2031 Senior Notes were issued at 0.917% discount to par value. Interest on the 2031 Senior Notes is payable semi-annually in arrears on each April 15 and October 15, commencing with April 15, 2022. Proceeds received upon issuance, net of discount to par of $5.5 million, and underwriting discount and other offering expenses of $5.1 million, totaled $589.4 million.

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

The 2031 Senior Notes, the 2030 Senior Notes, the 2029 Senior Notes, the 2027 Senior Notes and the 2026 Senior Notes are all fully and unconditionally guaranteed by the Parent Company. The indenture under which the 2031 Senior Notes, the 2030 Senior Notes, the 2029 Senior Notes, the 2027 Senior Notes and the 2026 Senior Notes were issued restricts the ability of the Company and its subsidiaries to incur debt unless the Company and its consolidated subsidiaries comply with a leverage ratio not to exceed 60% and an interest coverage ratio of more than 1.5:1 on all outstanding debt, after giving effect to the incurrence of the debt. The indenture also restricts the ability of the Company and its subsidiaries to incur secured debt unless the Company and its consolidated subsidiaries comply with a secured debt leverage ratio not to exceed 40% after giving effect to the incurrence of the debt. The indenture also contains other financial and customary covenants, including a covenant not to own unencumbered assets with a value less than 150% of the unsecured indebtedness of the Company and its consolidated subsidiaries. At December 31, 2021, the Company was in compliance with such covenants.

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

The line of credit and term notes require the Company to meet certain financial covenants, measured on a quarterly basis, including prescribed leverage, fixed charge coverage, minimum net worth, limitations on additional indebtedness and limitations on dividend payouts. At December 31, 2021, the Company was in compliance with such covenants.

We believe that if operating results remain consistent with historical levels and levels of other debt and liabilities remain consistent with amounts outstanding at December 31, 2021, the entire availability on the line of credit could be drawn without violating our debt covenants.

The Company’s fixed rate term notes contain a provision that allows for the noteholders to call the debt upon a change of control of the Company at an amount that includes a make whole premium based on rates in effect on the date of the change of control.

Deferred debt issuance costs and the discount on the outstanding term notes are both presented as reductions of term notes in the accompanying consolidated balance sheets at December 31, 2021 and December 31, 2020. Amortization expense related to these deferred debt issuance costs was $2.5 million, $2.4 million and $2.3 million for the periods ended December 31, 2021, 2020 and 2019, respectively, and is included in interest expense in the consolidated statements of operations.

6. MORTGAGES PAYABLE AND DEBT MATURITIES

Mortgages payable at December 31, 2021 and 2020 consist of the following:

(dollars in thousands)	December 31, 2021	December 31, 2020
4.065% mortgage note due April 1, 2023, secured by one self- storage facility with an aggregate net book value of $7.1 million, principal and interest paid monthly (effective interest rate 4.31%)	$3,728	$3,832
5.26% mortgage note due November 1, 2023, secured by one self- storage facility with an aggregate net book value of $7.7 million, principal and interest paid monthly (effective interest rate 5.58%)	3,650	3,728
4.4625% mortgage notes due December 6, 2024, secured by three self- storage facilities with an aggregate net book value of $54.3 million, interest paid monthly with principal due at maturity (effective interest rate 3.21%)	22,427	22,684
4.44% mortgage note due July 6, 2025, secured by one self- storage facility with an aggregate net book value of $13.4 million, principal and interest paid monthly (effective interest rate 4.50%)	6,228	6,343
5.99% mortgage note due May 1, 2026, secured by one self- storage facility with an aggregate net book value of $6.3 million, principal and interest paid monthly (effective interest rate 6.37%)	997	1,190
Total mortgages payable	$37,030	$37,777

The table below summarizes the Company’s debt obligations at December 31, 2021. The estimated fair value of financial instruments is subjective in nature and is dependent on a number of important assumptions, including discount rates and relevant comparable market information associated with each financial instrument. The fair values of the fixed rate term notes and mortgage notes were estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. These assumptions are considered Level 2 inputs within the fair value hierarchy as described in Note 8. The carrying values of our variable rate debt instruments, if any, approximate their fair values as these debt instruments bear interest at current market rates that approximate market participant rates. This is considered a Level 2 input within the fair value hierarchy. The use of different market assumptions and estimation methodologies may have a material effect on the reported estimated fair value amounts. Accordingly, the estimates presented below are not necessarily indicative of the amounts the Company would realize in a current market exchange.

		Expected Maturity Date Including Discount
(dollars in thousands)	2022	2023	2024	2025	2026	Thereafter	Total	Fair Value
Line of credit—variable rate LIBOR + 0.95% (1.05% at December 31, 2021)	$—	$—	$—	$—	$—	$—	$—	$—
Notes Payable:
Term note—fixed rate 4.533%	—	—	175,000	—	—	—	175,000	188,065
Term note—fixed rate 3.50%	—	—	—	—	600,000	—	600,000	643,804
Term note—fixed rate 3.875%	—	—	—	—	—	450,000	450,000	498,557
Term note—fixed rate 3.67%	—	—	—	—	—	200,000	200,000	213,748
Term note—fixed rate 4.00%	—	—	—	—	—	350,000	350,000	388,482
Term note—fixed rate 2.20%	—	—	—	—	—	400,000	400,000	385,048
Term note—fixed rate 2.40%	—	—	—	—	—	600,000	600,000	585,837
Mortgage note—fixed rate 4.065%	108	3,620	—	—	—	—	3,728	3,810
Mortgage note—fixed rate 5.26%	83	3,567	—	—	—	—	3,650	3,820
Mortgage notes—fixed rate 4.4625%	—	—	22,427	—	—	—	22,427	22,730
Mortgage notes—fixed rate 4.44%	121	126	131	5,850	—	—	6,228	6,582
Mortgage note—fixed rate 5.99%	203	216	229	243	106	-	997	1,068
Total	$515	$7,529	$197,787	$6,093	$600,106	$2,000,000	$2,812,030

7. DERIVATIVE FINANCIAL INSTRUMENTS

In 2015 and 2016, the Company entered into forward starting interest rate swap agreements to hedge the risk of changes in the interest-related cash flows associated with the potential issuance of fixed rate long-term debt. In conjunction with the issuance of the 2026 Senior Notes (see Note 5), the Company terminated these hedges and settled the forward starting swap agreements for approximately $9.2 million. The $9.2 million has been deferred in AOCL and is being amortized as additional interest expense over the 10-year term of the 2026 Senior Notes or until such time as interest payments on the 2026 Senior Notes are no longer probable. The Company expects to record $0.9 million of interest expense in 2022 as a result of the amortization of the amount deferred in AOCL related to these forward starting interest rate swap agreements.

The changes in AOCL for the years ended December 31, 2021, 2020, and 2019 are summarized as follows:

(dollars in thousands)	2021	2020	2019
Accumulated other comprehensive loss beginning of period	$(5,041)	$(5,958)	$(6,875)
Realized loss reclassified from accumulated other comprehensive loss to interest expense	917	917	917
Accumulated other comprehensive loss end of period	$(4,124)	$(5,041)	$(5,958)

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

There are no assets or liabilities carried at fair value measured on a recurring basis on the consolidated balance sheets at December 31, 2021 and 2020.

9. STOCK BASED COMPENSATION

The Company established the 2015 Award and Option Plan (the “2015 Plan”) for the purpose of attracting and retaining the Company’s executive officers and other key employees. There are 841,500 shares authorized for issuance under the 2015 Plan. The exercise price for qualified incentive stock options must be at least equal to the fair market value of the common shares at the date of grant. As of December 31, 2021, there were no options outstanding under the 2015 Plan and options for 170,111 shares of common stock were available for future issuance. The Company may also grant other stock-based awards under the 2015 Plan, including restricted stock and performance-based awards.

The Company also established the 2009 Outside Directors’ Stock Option and Award Plan (the “2009 Directors’ Plan”) for the purpose of attracting and retaining the services of experienced and knowledgeable outside directors. Prior to April 1, 2016, the 2009 Directors’ Plan provided for the granting of options to purchase shares of common stock to eligible directors. The issuance of stock options to directors was discontinued in 2016. In addition, each outside director received non-vested shares annually equal to 80% of the annual fees paid to them. As of December 31, 2021, options for 24,750 common shares were outstanding under the 2009 Directors’ Plan.

The 2009 Directors’ Plan expired on May 21, 2020 and was replaced by the 2020 Outside Directors’ Stock Award Plan (the “2020 Directors’ Plan”) which provides for the issuance of shares of restricted stock to eligible directors. Such non-vested shares vest over a one-year period. Dividends payable with respect to the restricted stock are accumulated during the vesting period and paid to the respective directors only upon vesting of the restricted stock. There are 150,000 shares authorized for issuance under the 2020 Directors’ Plan. During 2021, 4,416 non-vested shares were issued to outside directors, of which certain directors elected to defer a total of 3,054 shares, and as of December 31, 2021, 131,810 shares of common stock were available for future issuance. As of December 31, 2021, 15,137 of non-vested shares were outstanding under the 2020 Directors’ Plan.

A summary of the Company’s stock option activity and related information for the years ended December 31 follows:

	2021		2020		2019
	Options	Weighted average exercise price	Options	Weighted average exercise price	Options	Weighted average exercise price
Outstanding at beginning of year:	24,750	$52.09	24,750	$52.09	34,500	$52.58
Granted	—	—	—	—	—	—
Exercised	—	—	—	—	(9,750)	53.83
Adjusted / (forfeited)	—	—	—	—	—	—
Outstanding at end of year	24,750	$52.09	24,750	$52.09	24,750	$52.09
Exercisable at end of year	24,750	$52.09	24,750	$52.09	24,750	$52.09

A summary of the Company’s stock options outstanding at December 31, 2021 follows:

	Outstanding		Exercisable
Exercise Price Range	Options	Weighted average exercise price	Options	Weighted average exercise price
$32.95 – $49.99	8,250	$37.91	8,250	$37.91
$50.00 – $61.05	16,500	$59.17	16,500	$59.17
Total	24,750	$52.09	24,750	$52.09
Intrinsic value of outstanding stock options at December 31, 2021				$2,502,075
Intrinsic value of exercisable stock options at December 31, 2021				$2,502,075

The intrinsic value of stock options exercised during the year ended December 31, 2019 was $0.1 million.

Proceeds from stock options exercised during the year ended December 31, 2019 totaled $0.5 million.

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock at December 31, 2021, or the price on the date of exercise for those exercised during the year. The weighted average remaining contractual life of all outstanding options, which are all exercisable, is 2.4 years.

Non-vested stock

The Company has also issued shares of non-vested stock to employees which vest over two- to eight-year periods. During the restriction period, the non-vested shares may not be sold, transferred, or otherwise encumbered. The holder of the non-vested shares has all rights of a holder of common shares, including the right to vote and receive dividends. For issuances of non-vested stock during the year ended December 31, 2021, the fair market value of the non-vested stock on the date of grant ranged from $84.06 to $144.63. During 2021, 55,433 shares of non-vested stock were issued to employees and directors with an aggregate fair value of $6.4 million. The Company charges the fair value ratably to expense over the vesting period. The Company uses the average of the high and low price of its common stock on the date the award is granted as the fair value for non-vested stock awards that do not have a market condition.

A summary of the status of unvested shares of stock issued to employees and directors as of and during the years ended December 31 follows:

	2021		2020		2019
	Non-vested Shares	Weighted average grant date fair value	Non-vested Shares	Weighted average grant date fair value	Non-vested Shares	Weighted average grant date fair value
Unvested at beginning of year:	154,770	$66.62	147,723	$63.07	145,004	$60.19
Granted	55,433	114.61	60,288	71.70	57,849	67.33
Vested	(60,716)	67.14	(45,767)	63.10	(52,938)	59.89
Forfeited	—	—	(7,474)	59.06	(2,192)	61.84
Unvested at end of year	149,487	$84.21	154,770	$66.62	147,723	$63.07

Compensation expense of $6.6 million, $4.6 million, and $4.2 million was recognized for the vested portion of non-vested stock grants in 2021, 2020, and 2019, respectively. The fair value of non-vested stock that vested during 2021, 2020, and 2019 was $4.1 million, $2.9 million, and $3.2 million, respectively. The total unrecognized compensation cost related to non-vested stock was $11.2 million at December 31, 2021, and the remaining weighted-average period over which this expense will be recognized was 4.0 years.

Performance-based awards

During 2021, 2020 and 2019, the Company granted performance-based awards that entitle the recipients to earn up to 53,034, 70,272 and 59,634 shares, respectively, if certain performance criteria are achieved over a three-year period. The actual number of shares to be issued will be determined at the end of the three-year period. The Company issued 53,680, 53,541, and 22,331 performance-based shares in 2021, 2020, and 2019, respectively. The performance-based shares issued are based upon the Company’s performance over a three-year period depending on the Company’s total shareholder return relative to a group of peer companies. Performance-based awards are recognized as compensation expense based on the fair value of the awards on the date of grant, the number of shares ultimately expected to vest and the vesting period of the awards. For accounting purposes, the performance shares are considered to have a market condition. The effect of the market condition is reflected in the grant date fair value of the award and thus, compensation expense is recognized on this type of award provided that the requisite service is rendered (regardless of whether the market condition is achieved). The Company estimated the fair value of each performance-based award granted under the Plans on the date of grant using a Monte Carlo simulation that uses the assumptions discussed in Note 2.

During 2021, compensation expense of $2.3 million (included in the $6.6 million discussed above) was recognized for performance awards granted in 2021 and prior. The total unrecognized compensation cost related to non-vested performance awards was $5.5 million at December 31, 2021 and the weighted-average period over which this expense will be recognized is 2.3 years.

Deferred compensation plan for Directors

Under the Deferred Compensation Plan for Directors, non-employee Directors may defer all or part of their Directors’ fees that are otherwise payable in cash. Directors’ fees that are deferred under this plan are credited to each Directors’ account under the plan in the form of Units. The number of Units credited is determined by dividing the amount of Directors’ fees deferred by the closing price of the Company’s Common Stock on the New York Stock Exchange on the day immediately preceding the day upon which Directors’ fees otherwise would be paid by the Company. A Director is credited with additional Units for dividends on the shares of Common Stock represented by Units in such Directors’ account. A Director may elect to receive the shares in a lump sum on a date specified by the Director or in quarterly or annual installments over a specified period and commencing on a specified date. The Directors may not elect to receive cash in lieu of shares. Under this plan there were a total of 35,135 units outstanding at December 31, 2021. During 2021, non-employee directors elected to defer fees totaling $117,000. No fees were elected to be deferred by any non-employee Directors in 2020 or 2019.

10. RETIREMENT PLAN

Employees of the Company qualifying under certain age and service requirements are eligible to be a participant in a 401(k) Plan sponsored by the Company. The Company contributes to the Plan at the rate of 33% of the first 5% of gross wages that the employee contributes. Total expense to the Company was approximately $1,046,000, $926,000, and $842,000 for the years ended December 31, 2021, 2020, and 2019, respectively.

11. INVESTMENT IN JOINT VENTURES

A summary of the Company’s unconsolidated joint ventures is as follows:

Venture	Number of Properties at December 31, 2021	Company common ownership interest	Carrying value of investment at December 31, 2021	Carrying value of investment at December 31, 2020
Sovran HHF Storage Holdings LLC (“Sovran HHF”)[1]	36	20%	$58.7 million	$60.5 million
Sovran HHF Storage Holdings II LLC (“Sovran HHF II”)[2]	22	15%	($2.4 million)	$27.3 million
Life Storage-SERS Storage LLC (“SERS”)[3]	—	20%	—	$3.0 million
Life Storage-HIERS Storage LLC (“HIERS”)[4]	17	20%	$13.9 million	$14.3 million
191 V Life Storage Holdings LLC ("191 V")[5]	17	20%	$27.4 million	—
GII Life Storage Holdings LLC ("GII")[6]	13	35%	$51.5 million	—
Iskalo Office Holdings, LLC (“Iskalo”)[7]	N/A	49%	($2.4 million)	($2.5 million)
Life Storage Spacemax, LLC ("Spacemax")[8]	6	40%	$14.5 million	$16.7 million
Life Storage Virtus, LLC ("Virtus")[9]	1	20%	$1.3 million	$1.5 million
SNL Orix Merrick, LLC ("Merrick")[10]	—	5%	—	$2.5 million
Life Storage 898 McDonald LLC ("McDonald")[11]	1	86%	$30.0 million	$2.7 million
Life Storage ArrowMark Venture LLC ("ArrowMark Venture")[12]	N/A	50%	$1.5 million	—
Joint ventures with properties in development stage[13]	4	Various	$8.2 million	$7.4 million
Other unconsolidated joint ventures (7 joint ventures)	7	Various	$6.1 million	$7.1 million

1.
In September 2020, the Company acquired 17 self-storage facilities and related assets from Sovran HHF for total consideration of $175.2 million, which is net of the Company’s share of Sovran HHF’s gain resulting from the transaction. In connection with this transaction, non-recourse loans with principal balances totaling $34.0 million were settled. Also in September 2020, Sovran HHF sold four self-storage facilities to an unrelated third-party for total consideration of $42.3 million, resulting in a gain on sale of $2.1 million. As of December 31, 2021, the carrying value of the Company’s investment in Sovran HHF exceeds its share of the underlying equity in net assets of Sovran HHF by approximately $1.7 million as a result of the capitalization of certain acquisition related costs in 2008. This difference is included in the carrying value of the investment.
2.
In September 2020, the Company acquired eight self-storage facilities and related assets from Sovran HHF II for total consideration of $120.2 million, which is net of the Company’s share of Sovran HHF II’s gain resulting from the transaction. In connection with this transaction, $35.8 million of non-recourse loans related to these properties were settled in April 2021. Also in connection with this transaction, the Company made a $12.7 million contribution to Sovran HHF II. On April 1, 2021, Sovran HHF II paid off $69.1 million in existing nonrecourse mortgage debt and entered into $110 million of new nonrecourse mortgage debt which matures in 2029. As a result of the net proceeds from these transactions, the Company received a distribution of $31.6 million from Sovran HHF II. This distribution is included in return of investment in unconsolidated joint ventures on the 2021 consolidated statement of cash flows.
3.
In September 2021, the Company acquired three self-storage facilities and related assets from SERS for total consideration of $51.7 million which is net of the Company's share of SERS's gain resulting from the transaction. In connection with this transaction, all non-recourse loans held by SERS were settled. See Note 4 for additional information regarding this transaction. As SERS no longer operates any self-storage facilities subsequent to the sale of the three self-storage facilities to the Company, the Company received a distribution of $2.8 million in September 2021 as the Company's return of its remaining investment in SERS. SERS is expected to be dissolved in 2022.
4.
In 2019, HIERS acquired five self-storage facilities for a total of $56.3 million. In connection with the acquisition of these self-storage facilities, HIERS entered into $27.6 million of nonrecourse mortgage debt which is secured by the self-storage facilities acquired. During 2019, the Company contributed $5.7 million as is its share of capital to fund the acquisition of these five self-storage facilities.
5.
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
6.
In November 2021, the Company executed a joint venture agreement, GII Life Storage Holdings LLC, with an unrelated third-party with the purpose of acquiring and operating self-storage facilities. In December 2021, GII acquired 13 self-storage facilities for a total of $290.6 million, at which time GII entered into $145.3 million of nonrecourse mortgage debt which matures in 2029. During 2021, the Company contributed $52.0 million to GII as the Company's share of the initial capital investment in the joint venture.
7.
Iskalo owns the building that houses the Company’s headquarters. The Company paid rent to Iskalo of $1.5 million, $1.3 million, and $1.2 million during 2021, 2020, and 2019, respectively.
8.
In 2019, the Company executed a joint venture agreement, Life Storage Spacemax, LLC, with an unrelated third-party with the purpose of acquiring and operating self-storage facilities. During 2019, Spacemax acquired six self-storage facilities for a total of $82.7 million.

In connection with this acquisition, Spacemax entered into $42.0 million of nonrecourse mortgage debt. During 2020, the Company contributed $16.3 million to Spacemax as the Company's share of the initial capital investment in the joint venture.
9.
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
10.
In March 2021, the Company acquired a self-storage facility and related assets from Merrick for total consideration of $47.9 million which is net of the Company's share of Merrick's gain resulting from the transaction. In connection with this transaction, all non-recourse loans held by Merrick were settled.
11.
In September 2021, the Company made an additional investment of $27.3 million in McDonald (formerly SNL/Orix 1200 McDonald Ave., LLC) which increased the Company's ownership interest in McDonald from 5% to 86%.
12.
In October 2021, the Company executed a joint venture agreement, Life Storage ArrowMark Venture LLC with the purpose of arranging and originating mortgage loans to owners of self-storage facilities throughout the United States. During 2021, the Company contributed $1.6 million to ArrowMark Venture as the Company's share of the funding of two mortgage loans to third-parties in 2021.
13.
The Company has entered into four separate joint ventures, one of which is developing a self-storage facility in Ontario, Canada, two of which are developing self-storage facilities in the New York City market, and one of which is developing a self-storage facility in the Tucson, AZ market. The Company has contributed an aggregate total of $8.2 million as its share of capital to these joint ventures.

In addition to the joint venture activity in the preceding table, 191 III Holdings LLC ("191 III"), an unconsolidated joint venture in which the Company held a 20% ownership interest, owned six self-storage facilities in California. The Company acquired these six self-storage facilities from 191 III in 2020 for total contractual consideration of $124.2 million, which is net of the Company’s share of 191 III’s gain resulting from the transaction. In connection with this transaction, the non-recourse mortgage loan previously entered into by 191 III was settled. See Note 4 for additional information regarding this transaction. As 191 III no longer operates any self-storage facilities subsequent to the sale of the six self-storage facilities to the Company, the Company received a distribution of $8.4 million in 2020 as the Company’s return of its remaining investment in 191 III. 191 III is expected to be dissolved in 2022.

Additionally, in 2020, the Company acquired the remaining 15% ownership of Urban Box Coralway Storage, LLC ("Urban Box"), a previously unconsolidated joint venture, for cash payment of $7.8 million which included the payoff of a $7.1 million mortgage loan previously entered into by Urban Box. The Company’s investment in Urban Box had historically been accounted for by the Company using the equity method of accounting. As a result of this transaction, the Company now owns 100% of Urban Box and has consolidated Urban Box in accordance with ASC 810, “Consolidation” since the date that the remaining 15% ownership interest was acquired. The allocated purchase price of Urban Box also includes the carrying value of the Company’s investment in Urban Box which totaled $3.4 million (see Note 4 for additional information on the accounting for this acquisition).

Based on the facts and circumstances of each of the Company’s joint ventures, the Company has determined that none of the joint ventures at December 31, 2021 are a variable interest entity (“VIE”) in accordance with ASC 810, “Consolidation.” The Company used the voting model under ASC 810 to determine whether or not to consolidate the joint ventures. Based upon each member’s substantive participation rights over the activities as stipulated in the joint venture agreements, none of the joint ventures evaluated under the voting model are consolidated by the Company. Due to the Company’s significant influence over the operations of each of the joint ventures, all above joint ventures are accounted for under the equity method of accounting.

The carrying values of the Company’s investments in joint ventures are assessed for other-than-temporary impairment on a periodic basis and no such impairments have been recorded on any of the Company’s investments in joint ventures.

As property manager of the self-storage facilities owned by each of the operational joint ventures, the Company earns management and/or call center fees based on a percentage of joint venture gross revenues. These fees earned from joint ventures, which are included in other operating income in the consolidated statements of operations, totaled $8.2 million, $8.5 million and $8.9 million in 2021, 2020 and 2019, respectively.

The Company’s share of the unconsolidated joint ventures’ income (loss) is as follows:

(dollars in thousands) Venture	Year Ended December 31, 2021	Year Ended December 31, 2020	Year Ended December 31, 2019
Sovran HHF	$3,270	$3,743	$3,747
Sovran HHF II	1,627	1,884	1,870
Other unconsolidated joint ventures	799	(789)	(1,051)
	$5,696	$4,838	$4,566

A summary of the combined unconsolidated joint ventures’ financial statements as of and for the year ended December 31, 2021 is as follows:

(dollars in thousands)
Balance Sheet Data:
Investment in storage facilities, net	$1,650,866
Investment in office building, net	4,172
Other assets	29,153
Total Assets	$1,684,191
Due to the Company	$333
Mortgages payable	872,574
Other liabilities	15,432
Total Liabilities	$888,339
Unaffiliated partners’ equity	587,619
Company equity	208,233
Total Partners’ Equity	795,852
Total Liabilities and Partners’ Equity	$1,684,191
Income Statement Data:
Total revenues	$126,426
Property operating expenses	(39,180)
Administrative, management and call center fees	(9,531)
Gain on sale of self-storage facilities	53,391
Depreciation and amortization of customer list	(29,914)
Amortization of financing fees	(976)
Income tax expense	(217)
Interest expense	(21,279)
Net income	$78,720

The Company does not guarantee the debt of any of its equity method investees.

We do not expect to have material future cash outlays relating to these joint ventures outside our share of capital for future acquisitions of self-storage facilities, our share of capital for the origination of nonrecourse loans by the ArrowMark Venture joint venture, our share of capital required for the development of properties under construction, and our share of the payoff of secured debt held by these joint ventures.

A summary of our revenues, expenses and cash flows arising from the off-balance sheet arrangements with unconsolidated joint ventures for the three years ended December 31, 2021 are as follows:

	Year ended December 31,
(dollars in thousands)	2021	2020	2019
Operating activities
Other operating income (management fees and acquisition fee income)	$10,017	$8,694	$9,298
General and administrative expenses (corporate office rent)	1,494	1,269	1,198
Equity in income of joint ventures	5,696	4,838	4,566
Distributions from unconsolidated joint ventures	13,866	14,098	10,165
Receipts from (advances to) joint ventures, net	731	(95)	(81)
Investing activities
Investment in unconsolidated joint ventures	(113,465)	(26,383)	(25,659)
Return of investment in unconsolidated joint ventures	37,584	28,008	—

12. SHAREHOLDERS’ EQUITY

On June 14, 2018, the Company entered into a continuous equity offering program ("2018 Equity Program") with multiple sales agents, pursuant to which the Company was permitted to sell up to $300 million in aggregate offering price of shares of the Company’s common stock. The 2018 Equity Program was replaced on December 29, 2020, when the Company entered into a continuous equity offering program ("2020 Equity Program") with multiple sales agents, pursuant to which the Company was permitted to sell up to $500 million in aggregate offering price of shares of the Company’s common stock. The 2020 Equity Program was replaced on June 15, 2021 when the Company entered into a new continuous equity offering program ("2021 Equity Program") with multiple sales agents pursuant to which the Company is permitted to sell up to $500 million in aggregate offering price of shares of the Company's stock. Actual sales under this continuous equity offering program will depend on a variety of factors and conditions, including, but not limited to, market conditions, the trading price of the Company’s common stock, and determinations of the appropriate sources of funding for the Company. The Company expects to offer, sell and issue shares of common stock under this equity program from time to time based on various factors and conditions, although the Company is under no obligation to sell any shares under this equity program.

During 2021, the Company issued 6,365,971 shares of common stock under the 2020 Equity Program and the 2021 Equity Program at a weighted average issue price of $106.51, generating net proceeds of $670.3 million after deducting $6.8 million of sales commissions paid to the sales agents, as well as other expenses of $0.9 million. The Company used such proceeds primarily to fund a portion of the 112 self-storage facilities acquired in 2021.

During 2020, the Company issued 4,091,666 shares of common stock under the 2018 Equity Program and the 2020 Equity Program at a weighted average issue price of $73.16, generating net proceeds of $296.0 million after deducting $3.0 million of sales commissions paid to the sales agents, as well as other expenses of $0.3 million. The Company used such proceeds primarily to fund a portion of the 40 self-storage facilities acquired in 2020.

During 2019, the Company did not issue any shares of common stock under these equity programs.

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

On August 2, 2017, the Company’s Board of Directors authorized the repurchase of up to $200 million of the Company’s outstanding common shares (“Buyback Program”). The Buyback Program allows the Company to purchase shares of its common stock in accordance with applicable securities laws on the open market, through privately negotiated transactions, or through other methods of acquiring shares. The Buyback Program may be suspended or discontinued at any time. The Company did not repurchase any outstanding common shares under the Buyback Program in 2021, 2020, or 2019.

In 2013, the Company implemented a Dividend Reinvestment Plan which was suspended by the Company's Board of Directors in 2017. As a result, the Company did not issue any shares under the Dividend Reinvestment Plan during 2021, 2020, or 2019.

13. SUPPLEMENTARY QUARTERLY FINANCIAL DATA (UNAUDITED)

The following is a summary of quarterly results of Life Storage, Inc. operations for the years ended December 31, 2021 and 2020 (dollars in thousands, except per share data):

	2021 Quarter Ended
	Mar. 31	Jun. 30	Sept. 30	Dec. 31
Operating revenue	$171,887	$187,262	$208,256	$221,159
Net income	47,592	57,765	71,051	75,767
Net income attributable to common shareholders	47,383	57,516	70,274	74,145
Net income per share attributable to common shareholders
Basic	$0.63	$0.75	$0.89	$0.90
Diluted	$0.63	$0.74	$0.89	$0.90

	2020 Quarter Ended
	Mar. 31	Jun. 30	Sept. 30	Dec. 31
Operating revenue	$146,943	$147,013	$156,310	$166,505
Net income	36,625	36,648	37,288	41,799
Net income attributable to common shareholders	36,433	36,457	37,095	41,586
Net income per share attributable to common shareholders
Basic	$0.52	$0.52	$0.52	$0.57
Diluted	$0.52	$0.52	$0.52	$0.57

The following is a summary of quarterly results of Life Storage LP operations for the years ended December 31, 2021 and 2020 (dollars in thousands, except per unit data):

	2021 Quarter Ended
	Mar. 31	Jun. 30	Sept. 30	Dec. 31
Operating revenue	$171,887	$187,262	$208,256	$221,159
Net income	47,592	57,765	71,051	75,767
Net income attributable to common unitholders	47,383	57,516	70,274	74,145
Net income per unit attributable to common unitholders
Basic	$0.63	$0.75	$0.89	$0.90
Diluted	$0.63	$0.74	$0.89	$0.90

	2020 Quarter Ended
	Mar. 31	Jun. 30	Sept. 30	Dec. 31
Operating revenue	$146,943	$147,013	$156,310	$166,505
Net income	36,625	36,648	37,288	41,799
Net income attributable to common unitholders	36,433	36,457	37,095	41,586
Net income per unit attributable to common unitholders
Basic	$0.52	$0.52	$0.52	$0.57
Diluted	$0.52	$0.52	$0.52	$0.57

See Note 2 for discussion of the Company’s three-for-two distribution of common stock announced by the Company on January 4, 2021. See Note 4 for a discussion of the depreciation resulting from the change in estimated useful lives of buildings identified for replacement at certain of the Company’s self-storage facilities. See note 5 for financing transactions entered into in 2021 and 2020.

14. COMMITMENTS AND CONTINGENCIES

The Company’s current practice is to conduct environmental investigations in connection with property acquisitions. At this time, the Company is not aware of any environmental contamination of any of its facilities that individually or in the aggregate would be material to the Company’s overall business, financial condition, or results of operations.

At December 31, 2021 the Company has approximately $24.5 million of operating lease commitments, excluding variable consideration. Future minimum lease payments on land and building leases related to self-storage facilities and the lease of the Company’s headquarters are as follows (dollars in thousands):

Year ending December 31:
2022	$2,657
2023	2,663
2024	2,584
2025	2,402
2026	2,483
Thereafter	11,697
Total	$24,486

At December 31, 2021, the Company was under contract to acquire ten self-storage facilities for an aggregate purchase price of $246.3 million. During January 2022, the Company completed the acquisition of six of these self-storage facilities for an aggregate purchase price of $165.0 million. The purchases of the remaining four self-storage facilities are subject to customary conditions to closing, and there is no assurance that these facilities will be acquired.

At December 31, 2021, the Company has signed contracts in place with third-party contractors for expansion and enhancements at its existing facilities. The Company expects to pay $61.4 million under these contracts in 2022.

15. SUBSEQUENT EVENTS

On January 3, 2022, the Company declared a quarterly dividend of $1.00 per common share. The dividend was paid on January 26, 2022 to shareholders of record on January 14, 2022. The total dividend paid amounted to $83.6 million.

As discussed in Note 14, in January 2022, the Company acquired six self-storage facilities for an aggregate purchase price of $165.0 million.

During January 2022, the Company issued 74,127 shares of common stock under the Company’s continuous equity offering program at a weighted average issuance price of $151.58 per share, generating net proceeds of $11.1 million.

Subsequent to December 31, 2021, the Company entered into contracts to acquire 15 self-storage facilities for an aggregate purchase price of $236.2 million. The purchases of these 15 self-storage facilities are subject to customary conditions to closing, and there is no assurance that these facilities will be acquired.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Controls and Procedures (Parent Company)

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

The Parent Company’s management conducted an evaluation of the effectiveness of the design and operation of the Parent Company’s disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), under the supervision of and with the participation of the Parent Company’s management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, the Parent Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Parent Company’s disclosure controls and procedures were effective at December 31, 2021. There have not been changes in the Parent Company’s internal controls or in other factors that could significantly affect these controls during the quarter ended December 31, 2021.

Management’s Report on Life Storage, Inc. Internal Control Over Financial Reporting

Management of Life Storage, Inc. (the “Parent Company”) is responsible for establishing and maintaining adequate internal control over financial reporting, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2021. The Parent Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Parent Company’s system of internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Parent Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Parent Company are being made only in accordance with authorizations of management and directors of the Parent Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Parent Company’s assets that could have a material effect on the financial statements.

The Parent Company’s management performed an assessment of the effectiveness of the Parent Company’s internal control over financial reporting as of December 31, 2021 based upon criteria in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (“COSO”). Based on our assessment, management determined that the Parent Company’s internal control over financial reporting was effective as of December 31, 2021 based on the criteria in Internal Control-Integrated Framework issued by COSO.

The effectiveness of the Parent Company’s internal control over financial reporting as of December 31, 2021 has been audited by Ernst & Young LLP (PCAOB ID: 42), an independent registered public accounting firm, as stated in their report which is included in Item 9A herein.

/S/ Joseph V. Saffire	/S/ Andrew J. Gregoire
Chief Executive Officer	Chief Financial Officer

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Life Storage, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Life Storage, Inc.’s internal control over financial reporting as of December 31, 2021, based on criteria established in the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Life Storage, Inc. (the Parent Company) maintained, in all material respects, effective internal control over financial reporting at December 31, 2021, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Parent Company as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and financial statement schedule listed in the index at Item 15(a)(2) and our report dated February 25, 2022 expressed an unqualified opinion thereon.

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

February 25, 2022

Controls and Procedures (Operating Partnership)

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

The Operating Partnership’s management conducted an evaluation of the effectiveness of the design and operation of the Operating Partnership’s disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), under the supervision of and with the participation of the Operating Partnership’s management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, the Operating Partnership’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Operating Partnership’s disclosure controls and procedures were effective at December 31, 2021. There have not been changes in the Operating Partnership’s internal controls or in other factors that could significantly affect these controls during the quarter ended December 31, 2021.

Management’s Report on Life Storage LP Internal Control Over Financial Reporting

Management of Life Storage LP (the “Operating Partnership”) is responsible for establishing and maintaining adequate internal control over financial reporting, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2021. The Operating Partnership’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Operating Partnership’s system of internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Operating Partnership; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Operating Partnership are being made only in accordance with authorizations of management and directors of the Operating Partnership; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Operating Partnership’s assets that could have a material effect on the financial statements.

The Operating Partnership’s management performed an assessment of the effectiveness of the Operating Partnership’s internal control over financial reporting as of December 31, 2021 based upon criteria in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (“COSO”). Based on our assessment, management determined that the Operating Partnership’s internal control over financial reporting was effective as of December 31, 2021 based on the criteria in Internal Control-Integrated Framework issued by COSO.

The effectiveness of the Operating Partnership’s internal control over financial reporting as of December 31, 2021 has been audited by Ernst & Young LLP (PCAOB ID: 42), an independent registered public accounting firm, as stated in their report which is included in Item 9A herein.

/S/ Joseph V. Saffire	/S/ Andrew J. Gregoire
Chief Executive Officer	Chief Financial Officer

Report of Independent Registered Public Accounting Firm

To the Partners and the Board of Directors of Life Storage LP

Opinion on Internal Control Over Financial Reporting

We have audited Life Storage LP’s internal control over financial reporting as of December 31, 2021, based on criteria established in the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Life Storage LP (the Operating Partnership) maintained, in all material respects, effective internal control over financial reporting at December 31, 2021, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Operating Partnership as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income, partners’ capital and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and financial statement schedule listed in the index at Item 15(a)(2) and our report dated February 25, 2022 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Buffalo, New York

February 25, 2022

Item 9B. Other Information

None

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

The information contained in the Parent Company’s Proxy Statement for the 2022 Annual Meeting of Shareholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2021 (“2022 Proxy Statement”), with respect to directors, executive officers, audit committee, and audit committee financial experts of the Company and Section 16(a) beneficial ownership reporting compliance, is incorporated herein by reference in response to this item.

The Company has adopted a code of ethics that applies to all of its directors, officers, and employees. The Company has made the Code of Ethics available on its website at http://www.lifestorage.com.

Item 11. Executive Compensation

The information required is incorporated by reference to “Executive Compensation” and “Director Compensation” in the 2022 Proxy Statement and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required herein is incorporated by reference to “Stock Ownership By Directors and Executive Officers” and “Security Ownership of Certain Beneficial Owners” in the 2022 Proxy Statement and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required herein is incorporated by reference to “Certain Transactions” and “Election of Directors—Director Independence” in the 2022 Proxy Statement and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information required herein is incorporated by reference to “Appointment of Independent Registered Public Accounting Firm” in the 2022 Proxy Statement and is incorporated herein by reference.

Part IV

Item 15. Exhibits, Financial Statement Schedules

(a)
Documents filed as part of this Annual Report on Form 10-K:
1.
The following consolidated financial statements of Life Storage, Inc. are included in Item 8.
(i)
Consolidated Balance Sheets as of December 31, 2021 and 2020;
(ii)
Consolidated Statements of Operations for Years Ended December 31, 2021, 2020 and 2019;
(iii)
Consolidated Statements of Comprehensive Income for Years Ended December 31, 2021, 2020 and 2019;
(iv)
Consolidated Statements of Shareholders’ Equity for the Years Ended December 31, 2021, 2020 and 2019;
(v)
Consolidated Statements of Cash Flows for Years Ended December 31, 2021, 2020 and 2019; and
(vi)
Notes to Consolidated Financial Statements.

The following consolidated financial statements of Life Storage LP are included in Item 8.

(i)
Consolidated Balance Sheets as of December 31, 2021 and 2020;
(ii)
Consolidated Statements of Operations for Years Ended December 31, 2021, 2020 and 2019;
(iii)
Consolidated Statements of Comprehensive Income for Years Ended December 31, 2021, 2020 and 2019;
(iv)
Consolidated Statements of Partners’ Capital for the Years Ended December 31, 2021, 2020 and 2019;
(v)
Consolidated Statements of Cash Flows for Years Ended December 31, 2021, 2020 and 2019; and
(vi)
Notes to Consolidated Financial Statements.
2.
The following financial statement Schedule as of the period ended December 31, 2021 is included in this Annual Report on Form 10-K.

Schedule III Real Estate and Accumulated Depreciation at December 31, 2021.

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

3.6	Articles of Amendment of the Parent Company (incorporated by reference to Exhibit 3.1 to the Parent Company and the Operating Partnership’s Current Report on Form 8-K filed August 11, 2016).

3.7	Articles of Amendment of the Parent Company (incorporated by reference to Exhibit 3.1 to the Parent Company and the Operating Partnership’s Current Report on Form 8-K filed June 1, 2021)

3.8	Bylaws, as amended, of the Parent Company (incorporated by reference to Exhibit 3.2 to the Parent Company and the Operating Partnership’s Current Report on Form 8-K filed August 11, 2016).

3.9	Amendment to Bylaws (incorporated by reference to Exhibit 3.1 to the Parent Company and the Operating Partnership’s Current Report on Form 8-K filed May 19, 2017).

3.10	Amendment to Bylaws (incorporated by reference to Exhibit 3.1 to the Parent Company and Operating Partnership’s Current Report on Form 8-K filed May 31, 2019).

3.11

Amended and Restated Certificate of Limited Partnership (incorporated by reference to Exhibit 3.3 to the Parent Company and the Operating Partnership’s Current Report on Form 8-K filed August 11, 2016).

3.12

Amended and Restated Agreement of Limited Partnership of Life Storage LP (incorporated by reference to Exhibit 3.1 to the Parent Company and the Operating Partnership's Current Report on Form 8-K filed June 8, 2021).

3.13

Certificate of Designation of 4.5% Series A Preferred Limited Partnership Units (incorporated by reference to Exhibit 3.1 to the Parent Company and the Operating Partnership's Current Report on Form 8-K filed August 23, 2021).

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

4.13	Form of Note representing the Notes (incorporated by reference to Exhibit 4.2 to the Parent Company and Operating Partnership’s Current Report on Form 8-K filed September 23, 2020).

4.14	Form of Guarantee (included in Exhibit 4.13).

4.16	Form of Note representing the Notes (incorporated by reference to Exhibit 4.2 to the Parent Company and Operating Partnership’s Current Report on Form 8-K filed October 8, 2021).

4.17	Form of Guarantee (included in Exhibit 4.16).

4.18*	Description of Securities Registered Under Section 12 of the Exchange Act of 1934

10.1+	2015 Award and Option Plan, as amended (incorporated by reference to Exhibit 10.1 to the Parent Company and the Operating Partnership’s Annual Report on Form 10-K filed February 27, 2017).

10.2+	Deferred Compensation Plan for Directors (incorporated by reference to the Parent Company’s Schedule 14A Proxy Statement filed April 8, 2015).

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

10.16+

Separation Agreement by and among the Parent Company, the Operating Partnership and Edward F. Killeen, dated September 2, 2021 (incorporated by reference to Exhibit 10.1 to the Parent Company and the Operating Partnership's Current Report on Form 8-K filed September 2, 2021).

10.17+

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

10.19+

Letter Agreement between the Parent Company and Joseph V. Saffire (incorporated by reference to Exhibit 10.1 to the Parent Company and the Operating Partnership’s Current Report on Form 8-K filed March 1, 2019.

10.20+

Amended and Restated Employment Agreement by and among the Parent Company, the Operating Partnership and David Dodman dated January 1, 2022 (incorporated by reference to Exhibit 10.1 to the Parent Company and the Operating Partnership’s Current Report on Form 8-K filed January 3, 2022).

10.21+

Form of Long Term Incentive Restricted Stock Award Notice (incorporated by reference to Exhibit 10.1 to the Parent Company and the Operating Partnership’s Current Report on Form 8-K filed February 27, 2017).

10.22+	Form of Long Term Incentive Stock Award Notice (incorporated by reference to Exhibit 10.1 to the Parent Company and the Operating Partnership’s Current Report on Form 8-K filed December 21, 2018).
10.23+	Form of Performance-Based Award Notice (incorporated by reference to Exhibit 10.2 to the Parent Company and the Operating Partnership’s Current Report on Form 8-K filed December 21, 2018).
10.24+

Form of Long Term Incentive Restricted Stock Award Notice (incorporated by reference to Exhibit 10.1 to the Parent Company and the Operating Partnership’s Current Report on Form 8-K filed December 19, 2019).

10.25+	Form of Performance-Based Award Notice (incorporated by reference to Exhibit 10.2 to the Parent Company and the Operating Partnership’s Current Report on Form 8-K filed December 19, 2019).
10.26+	Form of Long Term Restricted Stock Award Notice (incorporated by reference to Exhibit 10.1 to the Parent Company and Operating Partnership’s Current Report on Form 8-K filed December 18, 2020).
10.27+	Form of Performance-Based Award Notice (incorporated by reference to Exhibit 10.2 to the Parent Company and Operating Partnership’s Current Report on Form 8-K filed December 18, 2020).
10.28+	Form of Long Term Restricted Stock Award Notice (incorporated by reference to Exhibit 10.1 to the Parent Company and Operating Partnership’s Current Report on Form 8-K filed December 20, 2021).
10.29+	Form of Performance-Based Award Notice (incorporated by reference to Exhibit 10.2 to the Parent Company and Operating Partnership’s Current Report on Form 8-K filed December 20, 2021).
10.30

Form of Equity Distribution Agreement, dated June 16, 2021, by and among the Parent Company, the Operating Partnership, Life Storage Holdings, Inc., the Sales Agents, the Forward Sellers and the Forward Partners (incorporated by reference to Exhibit 1.1 of the Parent Company and Operating Partnership’s Current Report on Form 8-K filed June 16, 2021).

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

101*

The following financial statements from Life Storage, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2021, formatted in inline XBRL, as follows:

(i) Consolidated Balance Sheets at December 31, 2021 and 2020;

(ii) Consolidated Statements of Operations for Years Ended December 31, 2021, 2020 and 2019;

(iii) Consolidated Statements of Comprehensive Income for Years Ended December 31, 2021, 2020 and 2019;

(iv) Consolidated Statements of Shareholders’ Equity for Years Ended December 31, 2021, 2020 and 2019;

(v) Consolidated Statements of Cash Flows for Years Ended December 31, 2021, 2020 and 2019; and

(vi) Notes to Consolidated Financial Statements.

The following financial statements from Life Storage LP’s Annual Report on Form 10-K for the year ended December 31, 2021, formatted in inline XBRL, as follows:

(i) Consolidated Balance Sheets at December 31, 2021 and 2020;

(ii) Consolidated Statements of Operations for Years Ended December 31, 2021, 2020 and 2019;

(iii) Consolidated Statements of Comprehensive Income for Years Ended December 31, 2021, 2020 and 2019;

(iv) Consolidated Statements of Partners’ Capital for Years Ended December 31, 2021, 2020 and 2019;

(v) Consolidated Statements of Cash Flows for Years Ended December 31, 2021, 2020 and 2019; and

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

February 25, 2022	LIFE STORAGE, INC.

	By:	/s/ Andrew J. Gregoire
Andrew J. Gregoire Chief Financial Officer (Principal Accounting Officer)

February 25, 2022		LIFE STORAGE LP

	By:	/s/ Andrew J. Gregoire
Andrew J. Gregoire Chief Financial Officer (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Mark G. Barberio	Chair of Board and Director of Life Storage, Inc.	February 25, 2022
Mark G. Barberio

/s/ Joseph V. Saffire	Chief Executive Officer (Principal Executive Officer) and	February 25, 2022
Joseph V. Saffire	Director of Life Storage, Inc. and Life Storage Holdings, Inc., general partner of Life Storage LP

/s/ Andrew J. Gregoire	Chief Financial Officer (Principal Financial and Accounting	February 25, 2022
Andrew J. Gregoire	Officer) of Life Storage, Inc. and Life Storage Holdings, Inc., general partner of Life Storage LP

/s/ Stephen R. Rusmisel	Director of Life Storage, Inc.	February 25, 2022
Stephen R. Rusmisel

/s/ Arthur L. Havener, Jr.	Director of Life Storage, Inc.	February 25, 2022
Arthur L. Havener, Jr.

/s/ Dana Hamilton	Director of Life Storage, Inc.	February 25, 2022

Dana Hamilton

/s/ Edward J. Pettinella	Director of Life Storage, Inc.	February 25, 2022

Edward J. Pettinella

/s/ David L. Rogers	Director of Life Storage, Inc.	February 25, 2022

David L. Rogers

/s/ Susan S. Harnett	Director of Life Storage, Inc.	February 25, 2022

Susan S. Harnett

Life Storage, Inc. and Life Storage LP

Schedule III

Combined Real Estate and Accumulated Depreciation

(in thousands)

December 31, 2021

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition	Gross Amount at Which Carried at Close of Period						Life on which depreciation
				Building,	Building,		Building,					in latest
				Equipment	Equipment		Equipment					income
New		Encum		and	and		and		Accum.	Date of	Date	statement
Description	ST	brance	Land	Impvmts.	Impvmts.	Land	Impvmts.	Total	Deprec.	Const.	Acquired	is computed
Charleston	SC		$416	$1,516	$2,488	$416	$4,004	$4,420	$2,098	1985	6/26/1995	5 to 40 years
Lakeland	FL		397	1,424	1,770	397	3,194	3,591	1,710	1985	6/26/1995	5 to 40 years
Charlotte	NC		308	1,102	3,744	747	4,407	5,154	1,824	1986	6/26/1995	5 to 40 years
Youngstown	OH		239	1,110	2,641	239	3,751	3,990	1,775	1980	6/26/1995	5 to 40 years
Cleveland	OH		701	1,659	3,855	1,036	5,179	6,215	2,071	1987/15	6/26/1995	5 to 40 years
Pt. St. Lucie	FL		395	1,501	3,554	779	4,671	5,450	1,657	1985/2019	6/26/1995	5 to 40 years
Orlando - Deltona	FL		483	1,752	2,473	483	4,225	4,708	2,351	1984	6/26/1995	5 to 40 years
NY Metro-Middletown	NY		224	808	4,552	224	5,360	5,584	1,542	1988/17	6/26/1995	5 to 40 years
Buffalo	NY		423	1,531	4,274	497	5,731	6,228	2,651	1981	6/26/1995	5 to 40 years
Rochester	NY		395	1,404	3,460	395	4,864	5,259	1,185	1981	6/26/1995	5 to 40 years
Jacksonville	FL		152	728	3,957	687	4,150	4,837	1,594	1985	6/26/1995	5 to 40 years
Boston	MA		363	1,679	984	363	2,663	3,026	1,619	1980	6/26/1995	5 to 40 years
Rochester	NY		230	847	2,359	234	3,202	3,436	1,284	1980	6/26/1995	5 to 40 years
Boston	MA		680	1,616	1,008	680	2,624	3,304	1,541	1986	6/26/1995	5 to 40 years
Savannah	GA		463	1,684	5,034	1,445	5,736	7,181	3,155	1981	6/26/1995	5 to 40 years
Raleigh-Durham	NC		649	2,329	1,708	649	4,037	4,686	2,296	1985	6/26/1995	5 to 40 years
Hartford-New Haven	CT		387	1,402	4,051	387	5,453	5,840	2,163	1985	6/26/1995	5 to 40 years
Atlanta	GA		844	2,021	1,144	844	3,165	4,009	1,906	1988	6/26/1995	5 to 40 years
Atlanta	GA		302	1,103	792	303	1,894	2,197	1,148	1988	6/26/1995	5 to 40 years
Buffalo	NY		315	745	4,154	517	4,697	5,214	1,928	1984	6/26/1995	5 to 40 years
Raleigh-Durham	NC		321	1,150	3,535	321	4,685	5,006	1,608	1985	6/26/1995	5 to 40 years
Columbia	SC		189	719	4,593	189	5,312	5,501	953	1989/2020	6/26/1995	5 to 40 years
Atlanta	GA		430	1,579	2,481	602	3,888	4,490	2,016	1988	6/26/1995	5 to 40 years
Orlando	FL		513	1,930	958	513	2,888	3,401	1,841	1988	6/26/1995	5 to 40 years
Sharon	PA		194	912	730	194	1,642	1,836	990	1975	6/26/1995	5 to 40 years
Ft. Lauderdale	FL		1,503	3,619	1,757	1,503	5,376	6,879	2,957	1985	6/26/1995	5 to 40 years
West Palm	FL		398	1,035	717	398	1,752	2,150	1,037	1985	6/26/1995	5 to 40 years
Atlanta	GA		423	1,015	3,463	424	4,477	4,901	1,167	1989	6/26/1995	5 to 40 years
Atlanta	GA		483	1,166	1,417	483	2,583	3,066	1,407	1988	6/26/1995	5 to 40 years
Atlanta	GA		308	1,116	1,113	308	2,229	2,537	1,290	1986	6/26/1995	5 to 40 years
Atlanta	GA		170	786	997	174	1,779	1,953	1,043	1981	6/26/1995	5 to 40 years
Atlanta	GA		413	999	989	413	1,988	2,401	1,299	1975	6/26/1995	5 to 40 years
Baltimore	MD		154	555	1,590	306	1,993	2,299	1,090	1984	6/26/1995	5 to 40 years
Baltimore	MD		479	1,742	3,298	479	5,040	5,519	2,487	1988	6/26/1995	5 to 40 years
Melbourne	FL		883	2,104	5,511	883	7,615	8,498	2,510	1986/2019	6/26/1995	5 to 40 years
Newport News	VA		316	1,471	1,216	316	2,687	3,003	1,613	1988	6/26/1995	5 to 40 years
Pensacola	FL		632	2,962	2,061	651	5,004	5,655	3,091	1983	6/26/1995	5 to 40 years
Hartford	CT		715	1,695	1,447	715	3,142	3,857	1,886	1988	6/26/1995	5 to 40 years
Atlanta	GA		304	1,118	3,071	619	3,874	4,493	2,024	1988	6/26/1995	5 to 40 years
Alexandria	VA		1,375	3,220	3,300	1,376	6,519	7,895	3,779	1984	6/26/1995	5 to 40 years
Pensacola	FL		244	901	794	244	1,695	1,939	1,010	1986	6/26/1995	5 to 40 years
Melbourne	FL		834	2,066	3,599	1,591	4,908	6,499	2,120	1986/15	6/26/1995	5 to 40 years
Hartford	CT		234	861	3,652	612	4,135	4,747	1,767	1992	6/26/1995	5 to 40 years
Atlanta	GA		256	1,244	2,597	256	3,841	4,097	1,984	1988	6/26/1995	5 to 40 years
Norfolk	VA		313	1,462	2,901	313	4,363	4,676	2,019	1984	6/26/1995	5 to 40 years
Birmingham	AL		307	1,415	1,985	385	3,322	3,707	1,827	1990	6/26/1995	5 to 40 years

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition	Gross Amount at Which Carried at Close of Period						Life on which depreciation
				Building,	Building,		Building,					in latest
				Equipment	Equipment		Equipment					income
New		Encum		and	and		and		Accum.	Date of	Date	statement
Description	ST	brance	Land	Impvmts.	Impvmts.	Land	Impvmts.	Total	Deprec.	Const.	Acquired	is computed
Birmingham	AL		730	1,725	3,090	730	4,815	5,545	2,158	1990	6/26/1995	5 to 40 years
Montgomery	AL		863	2,041	1,613	863	3,654	4,517	2,094	1982	6/26/1995	5 to 40 years
Jacksonville	FL		326	1,515	1,473	326	2,988	3,314	1,574	1987	6/26/1995	5 to 40 years
Pensacola	FL		369	1,358	3,617	369	4,975	5,344	2,535	1986	6/26/1995	5 to 40 years
Pensacola	FL		244	1,128	2,965	720	3,617	4,337	1,658	1990	6/26/1995	5 to 40 years
Pensacola	FL		226	1,046	998	226	2,044	2,270	1,218	1990	6/26/1995	5 to 40 years
Tampa	FL		1,088	2,597	1,735	1,088	4,332	5,420	2,568	1989	6/26/1995	5 to 40 years
Clearwater	FL		526	1,958	1,635	526	3,593	4,119	2,091	1985	6/26/1995	5 to 40 years
Clearwater-Largo	FL		672	2,439	1,252	672	3,691	4,363	2,197	1988	6/26/1995	5 to 40 years
Providence	RI		345	1,268	2,167	486	3,294	3,780	1,607	1984	6/26/1995	5 to 40 years
Norfolk - Virginia Beach	VA		1,142	4,998	3,726	1,142	8,724	9,866	4,294	1989/93/95/16	6/26/1995	5 to 40 years
Richmond	VA		443	1,602	1,316	443	2,918	3,361	1,737	1987	8/25/1995	5 to 40 years
Orlando	FL		1,161	2,755	3,153	1,162	5,907	7,069	2,853	1986/15	9/29/1995	5 to 40 years
Syracuse	NY		470	1,712	1,832	472	3,542	4,014	1,991	1987	12/27/1995	5 to 40 years
Ft. Myers	FL		205	912	858	206	1,769	1,975	1,015	1988	12/28/1995	5 to 40 years
Ft. Myers	FL		412	1,703	979	413	2,681	3,094	1,706	1991/94	12/28/1995	5 to 40 years
Harrisburg	PA		360	1,641	3,425	360	5,066	5,426	1,507	1983	12/29/1995	5 to 40 years
Harrisburg	PA		627	2,224	5,359	692	7,518	8,210	2,912	1985	12/29/1995	5 to 40 years
Newport News	VA		442	1,592	1,593	442	3,185	3,627	1,938	1988/93	1/5/1996	5 to 40 years
Montgomery	AL		353	1,299	1,276	353	2,575	2,928	1,369	1984	1/23/1996	5 to 40 years
Charleston	SC		237	858	1,094	245	1,944	2,189	1,176	1985	3/1/1996	5 to 40 years
Tampa	FL		766	1,800	1,171	766	2,971	3,737	1,709	1985	3/28/1996	5 to 40 years
Dallas-Ft.Worth	TX		442	1,767	477	442	2,244	2,686	1,449	1987	3/29/1996	5 to 40 years
Dallas-Ft.Worth	TX		408	1,662	1,603	408	3,265	3,673	1,850	1986	3/29/1996	5 to 40 years
Dallas-Ft.Worth	TX		328	1,324	4,826	328	6,150	6,478	466	2018	3/29/1996	5 to 40 years
San Antonio	TX		436	1,759	1,760	436	3,519	3,955	1,977	1986	3/29/1996	5 to 40 years
San Antonio	TX		289	1,161	2,526	289	3,687	3,976	844	2012	3/29/1996	5 to 40 years
Montgomery	AL		279	1,014	1,593	433	2,453	2,886	1,343	1988	5/21/1996	5 to 40 years
West Palm	FL		345	1,262	694	345	1,956	2,301	1,157	1986	5/29/1996	5 to 40 years
Ft. Myers	FL		229	884	2,923	383	3,653	4,036	1,312	1986	5/29/1996	5 to 40 years
Syracuse	NY		481	1,559	2,752	671	4,121	4,792	2,327	1983	6/5/1996	5 to 40 years
Lakeland	FL		359	1,287	1,455	359	2,742	3,101	1,682	1988	6/26/1996	5 to 40 years
Boston - Springfield	MA		251	917	2,616	297	3,487	3,784	1,975	1986	6/28/1996	5 to 40 years
Ft. Myers	FL		344	1,254	768	310	2,056	2,366	1,230	1987	6/28/1996	5 to 40 years
Cincinnati	OH		557	1,988	1,044	688	2,901	3,589	1,317	1988	7/23/1996	5 to 40 years
Baltimore	MD		777	2,770	1,071	777	3,841	4,618	2,252	1990	7/26/1996	5 to 40 years
Jacksonville	FL		568	2,028	1,945	568	3,973	4,541	2,224	1987	8/23/1996	5 to 40 years
Jacksonville	FL		436	1,635	1,253	436	2,888	3,324	1,649	1985	8/26/1996	5 to 40 years
Jacksonville	FL		535	2,033	775	538	2,805	3,343	1,759	1987/92	8/30/1996	5 to 40 years
Charlotte	NC		487	1,754	786	487	2,540	3,027	1,508	1995	9/16/1996	5 to 40 years
Charlotte	NC		315	1,131	653	315	1,784	2,099	1,081	1995	9/16/1996	5 to 40 years
Orlando	FL		314	1,113	1,573	314	2,686	3,000	1,507	1975	10/30/1996	5 to 40 years
Rochester	NY		704	2,496	3,254	707	5,747	6,454	2,718	1990	12/20/1996	5 to 40 years
Youngstown	OH		600	2,142	2,843	693	4,892	5,585	2,415	1988	1/10/1997	5 to 40 years
Cleveland	OH		751	2,676	4,612	751	7,288	8,039	3,350	1986	1/10/1997	5 to 40 years
Cleveland	OH		725	2,586	2,723	725	5,309	6,034	2,851	1978	1/10/1997	5 to 40 years

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition	Gross Amount at Which Carried at Close of Period						Life on which depreciation
				Building,	Building,		Building,					in latest
				Equipment	Equipment		Equipment					income
New		Encum		and	and		and		Accum.	Date of	Date	statement
Description	ST	brance	Land	Impvmts.	Impvmts.	Land	Impvmts.	Total	Deprec.	Const.	Acquired	is computed
Cleveland	OH		637	2,918	2,310	701	5,164	5,865	3,389	1979	1/10/1997	5 to 40 years
Cleveland	OH		495	1,781	4,243	495	6,024	6,519	2,225	1979/17	1/10/1997	5 to 40 years
Cleveland	OH		761	2,714	2,024	761	4,738	5,499	2,871	1977	1/10/1997	5 to 40 years
Cleveland	OH		418	1,921	3,095	418	5,016	5,434	2,581	1970	1/10/1997	5 to 40 years
Cleveland	OH		606	2,164	1,681	606	3,845	4,451	2,098	1982	1/10/1997	5 to 40 years
San Antonio	TX		346	1,236	704	346	1,940	2,286	1,157	1985	1/30/1997	5 to 40 years
San Antonio	TX		432	1,560	2,290	432	3,850	4,282	2,179	1995	1/30/1997	5 to 40 years
Houston-Beaumont	TX		634	2,565	4,840	634	7,405	8,039	2,905	1993/95/16	3/26/1997	5 to 40 years
Houston-Beaumont	TX		566	2,279	625	566	2,904	3,470	1,755	1995	3/26/1997	5 to 40 years
Houston-Beaumont	TX		293	1,357	736	293	2,093	2,386	1,189	1995	3/26/1997	5 to 40 years
Chesapeake	VA		260	1,043	4,944	260	5,987	6,247	2,315	1988/95	3/31/1997	5 to 40 years
Orlando-W 25th St	FL		289	1,160	2,666	616	3,499	4,115	1,411	1984	3/31/1997	5 to 40 years
Savannah	GA		296	1,196	754	296	1,950	2,246	1,101	1988	5/8/1997	5 to 40 years
Delray	FL		921	3,282	1,316	921	4,598	5,519	2,621	1980	5/21/1997	5 to 40 years
Cleveland-Avon	OH		301	1,214	2,456	304	3,667	3,971	1,916	1989	6/4/1997	5 to 40 years
Atlanta-Alpharetta	GA		1,033	3,753	940	1,033	4,693	5,726	2,787	1994	7/24/1997	5 to 40 years
Atlanta-Marietta	GA		769	2,788	866	825	3,598	4,423	2,113	1996	7/24/1997	5 to 40 years
Atlanta-Doraville	GA		735	3,429	814	735	4,243	4,978	2,480	1995	8/21/1997	5 to 40 years
Baton Rouge-Airline	LA		396	1,831	1,331	421	3,137	3,558	1,778	1982	10/9/1997	5 to 40 years
Baton Rouge-Airline2	LA		282	1,303	711	282	2,014	2,296	1,155	1985	11/21/1997	5 to 40 years
Harrisburg-Peiffers	PA		635	2,550	907	637	3,455	4,092	2,194	1984	12/3/1997	5 to 40 years
Tampa-E. Hillsborough	FL		709	3,235	1,202	709	4,437	5,146	2,621	1985	2/4/1998	5 to 40 years
NY Metro-Middletown	NY		843	3,394	4,796	843	8,190	9,033	2,989	1989/95	2/4/1998	5 to 40 years
Chesapeake-Military	VA		542	2,210	3,323	542	5,533	6,075	2,166	1996/2019	2/5/1998	5 to 40 years
Chesapeake-Volvo	VA		620	2,532	1,666	620	4,198	4,818	2,297	1995	2/5/1998	5 to 40 years
Norfolk-Naval Base	VA		1,243	5,019	1,226	1,243	6,245	7,488	3,644	1975	2/5/1998	5 to 40 years
Boston-Northbridge	MA		441	1,788	1,272	694	2,807	3,501	1,219	1988	2/9/1998	5 to 40 years
Titusville	FL		492	1,990	6,061	688	7,855	8,543	1,595	1986/90/2020	2/25/1998	5 to 40 years
Boston-Salem	MA		733	2,941	2,002	733	4,943	5,676	4,943	1979	3/3/1998	5 to 40 years
Providence	RI		702	2,821	4,432	702	7,253	7,955	3,222	1984/88	3/26/1998	5 to 40 years
Chattanooga-Lee Hwy	TN		384	1,371	728	384	2,099	2,483	1,303	1987	3/27/1998	5 to 40 years
Chattanooga-Hwy 58	TN		296	1,198	2,408	414	3,488	3,902	1,754	1985	3/27/1998	5 to 40 years
Ft. Oglethorpe	GA		349	1,250	1,923	464	3,058	3,522	1,489	1989	3/27/1998	5 to 40 years
Birmingham-Walt	AL		544	1,942	1,394	544	3,336	3,880	1,980	1984	3/27/1998	5 to 40 years
Salem-Policy	NH		742	2,977	756	742	3,733	4,475	2,144	1980	4/7/1998	5 to 40 years
Raleigh-Durham	NC		775	3,103	4,122	775	7,225	8,000	2,030	1988/91/2019	4/9/1998	5 to 40 years
Youngstown-Warren	OH		522	1,864	1,670	569	3,487	4,056	1,908	1986	4/22/1998	5 to 40 years
Youngstown-Warren	OH		512	1,829	2,982	633	4,690	5,323	2,153	1986/16	4/22/1998	5 to 40 years
Houston-Katy	TX		419	1,524	4,214	419	5,738	6,157	2,370	1994	5/20/1998	5 to 40 years
Melbourne	FL		662	2,654	3,747	662	6,401	7,063	2,338	1985/07/15	6/2/1998	5 to 40 years
Vero Beach	FL		489	1,813	1,953	584	3,671	4,255	1,579	1997	6/12/1998	5 to 40 years
Houston-Humble	TX		447	1,790	3,066	740	4,563	5,303	2,068	1986	6/16/1998	5 to 40 years
Houston-Webster	TX		635	2,302	841	635	3,143	3,778	1,614	1997	6/19/1998	5 to 40 years
San Marcos	TX		324	1,493	2,449	324	3,942	4,266	1,867	1994	6/30/1998	5 to 40 years
Hollywood-Sheridan	FL		1,208	4,854	1,059	1,208	5,913	7,121	3,353	1988	7/1/1998	5 to 40 years
Pompano Beach-Atlantic	FL		944	3,803	929	944	4,732	5,676	3,199	1985	7/1/1998	5 to 40 years

					Cost
					Capitalized
					Subsequent							Life on
					to	Gross Amount at Which						which
			Initial Cost to Company		Acquisition	Carried at Close of Period						depreciation
				Building,	Building,		Building,					in latest
				Equipment	Equipment		Equipment					income
New		Encum		and	and		and		Accum.	Date of	Date	statement
Description	ST	brance	Land	Impvmts.	Impvmts.	Land	Impvmts.	Total	Deprec.	Const.	Acquired	is computed
Pompano Beach-Sample	FL		903	3,643	884	903	4,527	5,430	2,548	1988	7/1/1998	5 to 40 years
Boca Raton-18th St	FL		1,503	6,059	(1,537)	851	5,174	6,025	2,938	1991	7/1/1998	5 to 40 years
Hollywood-N.21st	FL		840	3,373	681	840	4,054	4,894	2,412	1987	8/3/1998	5 to 40 years
Dallas-Fort Worth	TX		550	1,998	974	550	2,972	3,522	1,599	1996	9/29/1998	5 to 40 years
Dallas-Fort Worth	TX		670	2,407	1,947	670	4,354	5,024	2,325	1996	10/9/1998	5 to 40 years
Cincinnati-Batavia	OH		390	1,570	4,191	376	5,775	6,151	1,629	1988/2020	11/19/1998	5 to 40 years
Providence	RI		447	1,776	1,122	447	2,898	3,345	1,609	1986/94	2/2/1999	5 to 40 years
Lafayette-Ambassador	LA		314	1,095	5,951	314	7,046	7,360	461	2019	2/17/1999	5 to 40 years
Phoenix-Glendale	AZ		565	2,596	870	565	3,466	4,031	1,962	1997	5/18/1999	5 to 40 years
Phoenix-Mesa	AZ		330	1,309	2,777	733	3,683	4,416	1,632	1986	5/18/1999	5 to 40 years
Phoenix-Mesa	AZ		339	1,346	1,127	339	2,473	2,812	1,220	1986	5/18/1999	5 to 40 years
Phoenix-Mesa	AZ		291	1,026	1,515	291	2,541	2,832	1,163	1976	5/18/1999	5 to 40 years
Phoenix-Mesa	AZ		354	1,405	934	354	2,339	2,693	1,182	1986	5/18/1999	5 to 40 years
Phoenix-Bell	AZ		872	3,476	3,833	872	7,309	8,181	3,283	1984	5/18/1999	5 to 40 years
Phoenix-35th Ave	AZ		849	3,401	1,196	849	4,597	5,446	2,585	1996	5/21/1999	5 to 40 years
Portland	ME		410	1,626	2,183	410	3,809	4,219	1,884	1988	8/2/1999	5 to 40 years
Space Coast-Cocoa	FL		667	2,373	1,245	667	3,618	4,285	2,269	1982	9/29/1999	5 to 40 years
Dallas-Fort Worth	TX		335	1,521	1,011	335	2,532	2,867	1,263	1985	11/9/1999	5 to 40 years
NY Metro-Middletown	NY		276	1,312	4,638	276	5,950	6,226	1,604	1998/2019	2/2/2000	5 to 40 years
Boston-N. Andover	MA		633	2,573	1,169	633	3,742	4,375	1,933	1989	2/15/2000	5 to 40 years
Houston-Seabrook	TX		633	2,617	5,883	583	8,550	9,133	1,535	1996/2020	3/1/2000	5 to 40 years
Ft. Lauderdale	FL		384	1,422	1,106	384	2,528	2,912	1,255	1994	5/2/2000	5 to 40 years
Birmingham-Bessemer	AL		254	1,059	3,507	332	4,488	4,820	1,489	1998	11/15/2000	5 to 40 years
NY Metro-Brewster	NY		1,716	6,920	1,986	1,981	8,641	10,622	3,356	1991/97	12/27/2000	5 to 40 years
Austin-Lamar	TX		837	2,977	3,865	966	6,713	7,679	2,194	1996/99	2/22/2001	5 to 40 years
Houston	TX		733	3,392	1,407	841	4,691	5,532	1,974	1993/97	3/2/2001	5 to 40 years
Ft.Myers	FL		787	3,249	859	902	3,993	4,895	1,847	1997	3/13/2001	5 to 40 years
Boston-Dracut	MA		1,035	3,737	6,069	1,104	9,737	10,841	1,937	1986/2020	12/1/2001	5 to 40 years
Boston-Methuen	MA		1,024	3,649	983	1,091	4,565	5,656	2,246	1984	12/1/2001	5 to 40 years
Myrtle Beach	SC		552	1,970	3,318	589	5,251	5,840	1,608	1984/2019	12/1/2001	5 to 40 years
Maine-Saco	ME		534	1,914	5,015	938	6,525	7,463	1,508	1988/2019	12/3/2001	5 to 40 years
Boston-Plymouth	MA		1,004	4,584	2,556	1,004	7,140	8,144	3,197	1996	12/19/2001	5 to 40 years
Boston-Sandwich	MA		670	3,060	691	714	3,707	4,421	1,825	1984	12/19/2001	5 to 40 years
Syracuse	NY		294	1,203	1,303	327	2,473	2,800	1,095	1987	2/5/2002	5 to 40 years
Dallas-Fort Worth	TX		734	2,956	1,130	784	4,036	4,820	1,914	1984	2/13/2002	5 to 40 years
San Antonio-Hunt	TX		381	1,545	6,757	618	8,065	8,683	2,284	1980/17	2/13/2002	5 to 40 years
Houston-Humble	TX		919	3,696	1,183	852	4,946	5,798	2,175	1998/02	6/19/2002	5 to 40 years
Houston-Pasadena	TX		612	2,468	514	612	2,982	3,594	1,467	1999	6/19/2002	5 to 40 years
Houston-Montgomery	TX		817	3,286	2,350	1,119	5,334	6,453	2,391	1998	6/19/2002	5 to 40 years
Houston-S. Hwy 6	TX		407	1,650	903	407	2,553	2,960	1,094	1997	6/19/2002	5 to 40 years
Houston-Beaumont	TX		817	3,287	3,732	817	7,019	7,836	2,213	1996/17	6/19/2002	5 to 40 years
The Hamptons	NY		2,207	8,866	4,878	2,207	13,744	15,951	5,721	1989/95/2021	12/16/2002	5 to 40 years
The Hamptons	NY		1,131	4,564	690	1,131	5,254	6,385	2,503	1998	12/16/2002	5 to 40 years
The Hamptons	NY		635	2,918	510	635	3,428	4,063	1,629	1997	12/16/2002	5 to 40 years
The Hamptons	NY		1,251	5,744	1,062	1,252	6,805	8,057	3,072	1994/98	12/16/2002	5 to 40 years
Dallas-Fort Worth	TX		1,039	4,201	528	1,039	4,729	5,768	2,125	1995/99	8/26/2003	5 to 40 years

					Cost
					Capitalized
					Subsequent							Life on
					to	Gross Amount at Which						which
			Initial Cost to Company		Acquisition	Carried at Close of Period						depreciation
				Building,	Building,		Building,					in latest
				Equipment	Equipment		Equipment					income
New		Encum		and	and		and		Accum.	Date of	Date	statement
Description	ST	brance	Land	Impvmts.	Impvmts.	Land	Impvmts.	Total	Deprec.	Const.	Acquired	is computed
Dallas-Fort Worth	TX		827	3,776	744	827	4,520	5,347	2,006	1998/01	10/1/2003	5 to 40 years
Stamford	CT		2,713	11,013	933	2,713	11,946	14,659	5,474	1998	3/17/2004	5 to 40 years
Houston-Tomball	TX		773	3,170	1,997	773	5,167	5,940	2,264	2000	5/19/2004	5 to 40 years
Houston-Conroe	TX		1,195	4,877	521	1,195	5,398	6,593	2,408	2001	5/19/2004	5 to 40 years
Houston-Spring	TX		1,103	4,550	1,286	1,103	5,836	6,939	2,434	2001	5/19/2004	5 to 40 years
Houston-Bissonnet	TX		1,061	4,427	3,249	1,061	7,676	8,737	3,172	2003	5/19/2004	5 to 40 years
Houston-Alvin	TX		388	1,640	1,144	388	2,784	3,172	1,187	2003	5/19/2004	5 to 40 years
Clearwater	FL		1,720	6,986	571	1,720	7,557	9,277	3,366	2001	6/3/2004	5 to 40 years
Houston-Missouri City	TX		1,167	4,744	3,943	1,566	8,288	9,854	3,230	1998	6/23/2004	5 to 40 years
Chattanooga-Hixson	TN		1,365	5,569	2,273	1,365	7,842	9,207	3,366	1998/02	8/4/2004	5 to 40 years
Austin-Round Rock	TX		2,047	5,857	1,064	1,976	6,992	8,968	3,094	2000	8/5/2004	5 to 40 years
Long Island-Bayshore	NY		1,131	4,609	321	1,131	4,930	6,061	2,093	2003	3/15/2005	5 to 40 years
Syracuse - Cicero	NY		527	2,121	3,401	527	5,522	6,049	1,751	1988/02/16	3/16/2005	5 to 40 years
Boston-Springfield	MA		612	2,501	998	612	3,499	4,111	1,307	1965/75	4/12/2005	5 to 40 years
Stamford	CT		1,612	6,585	436	1,612	7,021	8,633	3,044	2002	4/14/2005	5 to 40 years
Montgomery-Richard	AL		1,906	7,726	600	1,906	8,326	10,232	3,512	1997	6/1/2005	5 to 40 years
Houston-Jones	TX		1,214	4,949	1,238	1,215	6,186	7,401	2,377	1997/99	6/6/2005	5 to 40 years
Boston-Oxford	MA		470	1,902	4,605	470	6,507	6,977	1,656	2002	6/23/2005	5 to 40 years
Austin-290E	TX		537	2,183	6,183	491	8,412	8,903	1,639	2003/17	7/12/2005	5 to 40 years
San Antonio-Marbach	TX		556	2,265	879	556	3,144	3,700	1,317	2003	7/12/2005	5 to 40 years
Austin-South 1st	TX		754	3,065	513	754	3,578	4,332	1,513	2003	7/12/2005	5 to 40 years
Atlanta-Marietta	GA		811	3,397	696	811	4,093	4,904	1,721	2003	9/15/2005	5 to 40 years
Baton Rouge	LA		719	2,927	2,755	719	5,682	6,401	1,982	1984/94	11/15/2005	5 to 40 years
San Marcos-Hwy 35S	TX		628	2,532	3,526	982	5,704	6,686	1,530	2001/16	1/10/2006	5 to 40 years
Houston-Baytown	TX		596	2,411	736	596	3,147	3,743	1,163	2002	1/10/2006	5 to 40 years
Houston-Cypress	TX		721	2,994	2,547	721	5,541	6,262	2,056	2003	1/13/2006	5 to 40 years
Rochester	NY		937	3,779	364	937	4,143	5,080	1,672	2002/06	2/1/2006	5 to 40 years
Houston-Jones Rd 2	TX		707	2,933	3,043	707	5,976	6,683	2,317	2000	3/9/2006	5 to 40 years
Manchester	NH		832	3,268	281	832	3,549	4,381	1,422	2000	4/26/2006	5 to 40 years
Clearwater-Largo	FL		1,270	5,037	801	1,270	5,838	7,108	2,234	1998	6/22/2006	5 to 40 years
Clearwater-Pinellas Park	FL		929	3,676	654	929	4,330	5,259	1,612	2000	6/22/2006	5 to 40 years
Clearwater-Tarpon Spring	FL		696	2,739	290	696	3,029	3,725	1,230	1999	6/22/2006	5 to 40 years
New Orleans	LA		1,220	4,805	463	1,220	5,268	6,488	2,084	2000	6/22/2006	5 to 40 years
St Louis-Meramec	MO		1,113	4,359	2,763	1,113	7,122	8,235	1,943	1999/2019	6/22/2006	5 to 40 years
St Louis-Charles Rock	MO		766	3,040	1,548	766	4,588	5,354	1,589	1999	6/22/2006	5 to 40 years
St Louis-Shackelford	MO		828	3,290	319	828	3,609	4,437	1,448	1999	6/22/2006	5 to 40 years
St Louis-W.Washington	MO		734	2,867	2,734	734	5,601	6,335	1,864	1980/01/15	6/22/2006	5 to 40 years
St Louis-Howdershell	MO		899	3,596	400	899	3,996	4,895	1,587	2000	6/22/2006	5 to 40 years
St Louis-Lemay Ferry	MO		890	3,552	586	890	4,138	5,028	1,628	1999	6/22/2006	5 to 40 years
St Louis-Manchester	MO		697	2,711	277	697	2,988	3,685	1,195	2000	6/22/2006	5 to 40 years
Dallas-Fort Worth	TX		1,256	4,946	849	1,256	5,795	7,051	2,248	1998/03	6/22/2006	5 to 40 years
Dallas-Fort Worth	TX		605	2,434	451	605	2,885	3,490	1,076	2004	6/22/2006	5 to 40 years
Dallas-Fort Worth	TX		607	2,428	423	607	2,851	3,458	1,100	2004	6/22/2006	5 to 40 years
Dallas-Fort Worth	TX		1,073	4,276	235	1,073	4,511	5,584	1,760	2003	6/22/2006	5 to 40 years
Dallas-Fort Worth	TX		549	2,180	1,243	549	3,423	3,972	1,260	1998	6/22/2006	5 to 40 years
Dallas-Fort Worth	TX		644	2,542	446	644	2,988	3,632	1,110	1999	6/22/2006	5 to 40 years

					Cost
					Capitalized
					Subsequent							Life on
					to	Gross Amount at Which						which
			Initial Cost to Company		Acquisition	Carried at Close of Period						depreciation
				Building,	Building,		Building,					in latest
				Equipment	Equipment		Equipment					income
New		Encum		and	and		and		Accum.	Date of	Date	statement
Description	ST	brance	Land	Impvmts.	Impvmts.	Land	Impvmts.	Total	Deprec.	Const.	Acquired	is computed
San Antonio-Blanco	TX		963	3,836	348	963	4,184	5,147	1,697	2004	6/22/2006	5 to 40 years
San Antonio-Broadway	TX		773	3,060	2,371	773	5,431	6,204	2,341	2000	6/22/2006	5 to 40 years
San Antonio-Huebner	TX		1,175	4,624	566	1,175	5,190	6,365	2,017	1998	6/22/2006	5 to 40 years
Nashua	NH		617	2,422	789	617	3,211	3,828	1,235	1989	6/29/2006	5 to 40 years
Chattanooga-Lee Hwy II	TN		619	2,471	310	619	2,781	3,400	1,112	2002	8/7/2006	5 to 40 years
Montgomery-E.S.Blvd	AL		1,158	4,639	1,426	1,158	6,065	7,223	2,361	1996/97	9/28/2006	5 to 40 years
Auburn-Pepperell Pkwy	AL		590	2,361	749	590	3,110	3,700	1,220	1998	9/28/2006	5 to 40 years
Auburn-Gatewood Dr	AL		694	2,758	501	694	3,259	3,953	1,241	2002/03	9/28/2006	5 to 40 years
Columbus-Williams Rd	GA		736	2,905	539	736	3,444	4,180	1,347	2002/04/06	9/28/2006	5 to 40 years
Columbus-Miller Rd	GA		975	3,854	1,529	975	5,383	6,358	1,808	1995	9/28/2006	5 to 40 years
Columbus-Armour Rd	GA		—	3,680	416	—	4,096	4,096	1,610	2004/05	9/28/2006	5 to 40 years
Columbus-Amber Dr	GA		439	1,745	472	439	2,217	2,656	912	1998	9/28/2006	5 to 40 years
Concord	NH		813	3,213	2,121	813	5,334	6,147	1,959	2000	10/31/2006	5 to 40 years
Houston-Beaumont	TX		929	3,647	513	930	4,159	5,089	1,545	2002/04	3/8/2007	5 to 40 years
Houston-Beaumont	TX		1,537	6,018	1,112	1,537	7,130	8,667	2,610	2003/06	3/8/2007	5 to 40 years
Buffalo-Langner Rd	NY		532	2,119	3,818	532	5,937	6,469	1,693	1993/07/15	3/30/2007	5 to 40 years
Buffalo-Transit Rd	NY		437	1,794	3,251	437	5,045	5,482	949	1998/2021	3/30/2007	5 to 40 years
Buffalo-Lake Ave	NY		638	2,531	3,046	638	5,577	6,215	1,612	1997/06	3/30/2007	5 to 40 years
Buffalo-Union Rd	NY		348	1,344	3,818	348	5,162	5,510	968	1998/2019	3/30/2007	5 to 40 years
Buffalo-NF Blvd	NY		323	1,331	276	323	1,607	1,930	650	1998	3/30/2007	5 to 40 years
Buffalo-Young St	NY		315	2,185	4,485	881	6,104	6,985	1,370	1999/00/20	3/30/2007	5 to 40 years
Buffalo-Sheridan Dr	NY		961	3,827	2,763	961	6,590	7,551	2,186	1999	3/30/2007	5 to 40 years
Bufrfalo-Transit Rd	NY		375	1,498	953	375	2,451	2,826	847	1990/95	3/30/2007	5 to 40 years
Rochester-Phillips Rd	NY		1,003	4,002	230	1,003	4,232	5,235	1,582	1999	3/30/2007	5 to 40 years
San Antonio-Foster	TX		676	2,685	553	676	3,238	3,914	1,294	2003/06	5/21/2007	5 to 40 years
Huntsville-Memorial Pkwy	AL		1,607	6,338	1,215	1,677	7,483	9,160	2,783	1989/06	6/1/2007	5 to 40 years
Huntsville-Madison 1	AL		1,016	4,013	519	1,017	4,531	5,548	1,752	1993/07	6/1/2007	5 to 40 years
Bilox-Gulfport	MS		1,423	5,624	383	1,423	6,007	7,430	2,232	1998/05	6/1/2007	5 to 40 years
Huntsville-Hwy 72	AL		1,206	4,775	552	1,206	5,327	6,533	2,021	1998/06	6/1/2007	5 to 40 years
Mobile-Airport Blvd	AL		1,216	4,819	505	1,216	5,324	6,540	2,093	2000/07	6/1/2007	5 to 40 years
Bilox-Gulfport	MS		1,345	5,325	217	1,301	5,586	6,887	2,086	2002/04	6/1/2007	5 to 40 years
Huntsville-Madison 2	AL		1,164	4,624	408	1,164	5,032	6,196	1,895	2002/06	6/1/2007	5 to 40 years
Foley-Hwy 59	AL		1,346	5,474	5,086	1,347	10,559	11,906	2,629	2003/06/15	6/1/2007	5 to 40 years
Pensacola 6-Nine Mile	FL		1,029	4,180	3,307	1,029	7,487	8,516	1,906	2003/06/19	6/1/2007	5 to 40 years
Auburn-College St	AL		686	2,732	368	686	3,100	3,786	1,192	2003/20	6/1/2007	5 to 40 years
Biloxi-Gulfport	MS		1,811	7,152	260	1,811	7,412	9,223	2,720	2004/06	6/1/2007	5 to 40 years
Pensacola 7-Hwy 98	FL		732	3,015	3,407	732	6,422	7,154	1,355	2006/20	6/1/2007	5 to 40 years
Montgomery-Arrowhead	AL		1,075	4,333	485	1,076	4,817	5,893	1,786	2006	6/1/2007	5 to 40 years
Montgomery-McLemore	AL		885	3,586	352	885	3,938	4,823	1,470	2006	6/1/2007	5 to 40 years
Houston-Beaumont	TX		742	3,024	399	742	3,423	4,165	1,246	2002/05	11/14/2007	5 to 40 years
Biloxi-Ginger	MS		384	1,548	236	384	1,784	2,168	621	2000	12/19/2007	5 to 40 years
Foley-7905 St Hwy 59	AL		437	1,757	205	437	1,962	2,399	706	2000	12/19/2007	5 to 40 years
Cincinnati-Robertson	OH		852	3,409	409	852	3,818	4,670	1,263	2003/04	12/31/2008	5 to 40 years
Richmond-Bridge Rd	VA		1,047	5,981	2,787	1,047	8,768	9,815	2,539	2009/16	10/1/2009	5 to 40 years
Raleigh-Durham	NC		846	4,095	371	846	4,466	5,312	1,316	2000	12/28/2010	5 to 40 years
Charlotte-Wallace	NC		961	3,702	1,414	961	5,116	6,077	1,359	2008/16	12/29/2010	5 to 40 years

					Cost
					Capitalized
					Subsequent							Life on
					to	Gross Amount at Which						which
			Initial Cost to Company		Acquisition	Carried at Close of Period						depreciation
				Building,	Building,		Building,					in latest
				Equipment	Equipment		Equipment					income
New		Encum		and	and		and		Accum.	Date of	Date	statement
Description	ST	brance	Land	Impvmts.	Impvmts.	Land	Impvmts.	Total	Deprec.	Const.	Acquired	is computed
Raleigh-Durham	NC		574	3,975	381	575	4,355	4,930	1,241	2008	12/29/2010	5 to 40 years
Charlotte-Westmoreland	NC		513	5,317	155	513	5,472	5,985	1,535	2009	12/29/2010	5 to 40 years
Charlotte-Matthews	NC		1,129	4,767	250	1,129	5,017	6,146	1,460	2009	12/29/2010	5 to 40 years
Raleigh-Durham	NC		381	3,575	199	381	3,774	4,155	1,085	2008	12/29/2010	5 to 40 years
Charlotte-Zeb Morris	NC		965	3,355	247	965	3,602	4,567	1,028	2007	12/29/2010	5 to 40 years
Fair Lawn	NJ		796	9,467	547	796	10,014	10,810	2,727	1999	7/14/2011	5 to 40 years
Elizabeth	NJ		885	3,073	938	885	4,011	4,896	1,037	1988	7/14/2011	5 to 40 years
Saint Louis-High Ridge	MO		197	2,132	129	197	2,261	2,458	745	2007	7/28/2011	5 to 40 years
Atlanta-Decatur	GA		1,043	8,252	236	1,043	8,488	9,531	2,262	2006	8/17/2011	5 to 40 years
Houston-Humble	TX		825	4,201	640	825	4,841	5,666	1,351	1993	9/22/2011	5 to 40 years
Dallas-Fort Worth	TX		693	3,552	506	693	4,058	4,751	1,110	2001	9/22/2011	5 to 40 years
Houston-Hwy 6N	TX		1,243	3,106	262	1,243	3,368	4,611	1,020	2000	9/22/2011	5 to 40 years
Houston-Katy	TX		691	4,435	2,539	691	6,974	7,665	1,794	2000/15	9/22/2011	5 to 40 years
Houston-Deer Park	TX		1,012	3,312	323	1,012	3,635	4,647	1,030	1998	9/22/2011	5 to 40 years
Houston-W.Little York	TX		575	3,557	502	575	4,059	4,634	1,164	1998	9/22/2011	5 to 40 years
Houston-Friendswood	TX		1,168	2,315	1,061	1,168	3,376	4,544	791	1994/2021	9/22/2011	5 to 40 years
Houston-Spring	TX		2,152	3,027	508	2,152	3,535	5,687	1,064	1993	9/22/2011	5 to 40 years
Houston-W.Sam Houston	TX		402	3,602	380	402	3,982	4,384	1,124	1999	9/22/2011	5 to 40 years
Austin-Pond Springs Rd	TX		1,653	4,947	625	1,653	5,572	7,225	1,576	1984	9/22/2011	5 to 40 years
Austin-Round Rock	TX		177	3,223	350	177	3,573	3,750	1,012	1999	9/22/2011	5 to 40 years
Houston-Silverado Dr	TX		1,438	4,583	344	1,438	4,927	6,365	1,395	2000	9/22/2011	5 to 40 years
Houston-Sugarland	TX		272	3,236	279	272	3,515	3,787	1,045	2001	9/22/2011	5 to 40 years
Houston-Wilcrest Dr	TX		1,478	4,145	337	1,478	4,482	5,960	1,248	1999	9/22/2011	5 to 40 years
Houston-Woodlands	TX		1,315	6,142	362	1,315	6,504	7,819	1,747	1997	9/22/2011	5 to 40 years
Houston-Woodlands	TX		3,189	3,974	255	3,189	4,229	7,418	1,177	2000	9/22/2011	5 to 40 years
Houston-Katy Freeway	TX		1,049	5,175	650	1,049	5,825	6,874	1,636	1999	9/22/2011	5 to 40 years
Houston-Webster	TX	998	2,054	2,138	3,230	2,054	5,368	7,422	1,100	1982/17	9/22/2011	5 to 40 years
Newport News-Brick Kiln	VA		2,848	5,892	180	2,848	6,072	8,920	1,699	2004	9/29/2011	5 to 40 years
Penasacola-Palafox	FL		197	4,281	800	197	5,081	5,278	5,074	1996	11/15/2011	5 to 40 years
Miami	FL		2,960	12,077	537	2,960	12,614	15,574	3,120	2005	5/16/2012	5 to 40 years
Chicago - Lake Forest	IL		1,932	11,606	318	1,932	11,924	13,856	2,922	1996/04	6/6/2012	5 to 40 years
Chicago - Schaumburg	IL		1,940	4,880	534	1,940	5,414	7,354	1,359	1998	6/6/2012	5 to 40 years
Norfolk - E. Little Creek	VA		911	5,862	187	911	6,049	6,960	1,512	2007	6/20/2012	5 to 40 years
Atlanta-14th St.	GA		1,560	6,766	140	1,560	6,906	8,466	1,728	2009	7/18/2012	5 to 40 years
Jacksonville - Middleburg	FL		644	5,719	194	644	5,913	6,557	1,434	2008	9/18/2012	5 to 40 years
Jacksonville - Orange Park	FL		772	3,882	375	772	4,257	5,029	998	2007	9/18/2012	5 to 40 years
Jacksonville - St. Augustine	FL		739	3,858	278	739	4,136	4,875	1,043	2007	9/18/2012	5 to 40 years
Atlanta - NE Expressway	GA		1,384	9,266	109	1,384	9,375	10,759	2,286	2009	9/18/2012	5 to 40 years
Atlanta - Kennesaw	GA		856	4,315	211	856	4,526	5,382	1,092	2008	9/18/2012	5 to 40 years
Atlanta - Lawrenceville	GA		855	3,838	163	855	4,001	4,856	986	2007	9/18/2012	5 to 40 years
Atlanta - Woodstock	GA		1,342	4,692	210	1,342	4,902	6,244	1,215	2009	9/18/2012	5 to 40 years
Raleigh-Durham	NC		2,337	4,901	352	2,337	5,253	7,590	1,319	2002	9/19/2012	5 to 40 years
Chicago - Lindenhurst	IL		1,213	3,129	331	1,213	3,460	4,673	888	1999/06	9/27/2012	5 to 40 years
Chicago - Orland Park	IL		1,050	5,894	265	1,050	6,159	7,209	1,518	2007	12/10/2012	5 to 40 years
Phoenix-83rd	AZ		910	3,656	442	910	4,098	5,008	1,008	2008	12/18/2012	5 to 40 years
Chicago-North Austin	IL		2,593	5,029	3,084	2,593	8,113	10,706	1,330	2005/20/21	12/20/2012	5 to 40 years

					Cost
					Capitalized
					Subsequent							Life on
					to	Gross Amount at Which						which
			Initial Cost to Company		Acquisition	Carried at Close of Period						depreciation
				Building,	Building,		Building,					in latest
				Equipment	Equipment		Equipment					income
New		Encum		and	and		and		Accum.	Date of	Date	statement
Description	ST	brance	Land	Impvmts.	Impvmts.	Land	Impvmts.	Total	Deprec.	Const.	Acquired	is computed
Chicago-North Western	IL		1,718	6,466	830	1,798	7,216	9,014	1,631	2005	12/20/2012	5 to 40 years
Chicago-West Pershing	IL		395	3,226	412	395	3,638	4,033	813	2008	12/20/2012	5 to 40 years
Chicago - North Broadway	IL		2,373	9,869	286	2,373	10,155	12,528	2,307	2011	12/20/2012	5 to 40 years
Brandenton	FL		1,501	3,775	280	1,501	4,055	5,556	1,002	1997	12/21/2012	5 to 40 years
Ft. Myers-Cleveland	FL		515	2,280	179	515	2,459	2,974	621	1998	12/21/2012	5 to 40 years
Clearwater-Drew St.	FL		1,234	4,018	376	1,234	4,394	5,628	1,069	2000	12/21/2012	5 to 40 years
Clearwater-N. Myrtle	FL		1,555	5,978	196	1,555	6,174	7,729	1,487	2000	12/21/2012	5 to 40 years
Austin-Round Rock	TX		774	3,327	329	774	3,656	4,430	903	2004	12/27/2012	5 to 40 years
Austin-Round Rock	TX		632	1,985	342	632	2,327	2,959	607	2007	12/27/2012	5 to 40 years
Chicago-Aurora	IL		269	3,126	607	269	3,733	4,002	829	2010	12/31/2012	5 to 40 years
San Antonio - Marbach	TX		337	2,005	367	337	2,372	2,709	581	2005	2/11/2013	5 to 40 years
Long Island - Lindenhurst	NY		2,122	8,735	615	2,122	9,350	11,472	2,074	2002	3/22/2013	5 to 40 years
Boston - Somerville	MA		1,553	7,186	229	1,506	7,462	8,968	1,656	2008	3/22/2013	5 to 40 years
Long Island - Deer Park	NY		1,096	8,276	193	1,096	8,469	9,565	1,851	2009	8/29/2013	5 to 40 years
Long Island - Amityville	NY		2,224	10,102	179	2,224	10,281	12,505	2,220	2009	8/29/2013	5 to 40 years
Colorado Springs - Scarlet	CO		629	5,201	254	629	5,455	6,084	1,157	2006	9/30/2013	5 to 40 years
Toms River - Route 37 W	NJ		1,843	6,544	419	1,843	6,963	8,806	1,438	2007	11/26/2013	5 to 40 years
Lake Worth - S Military	FL		868	5,306	868	868	6,174	7,042	1,304	2000	12/4/2013	5 to 40 years
Austin-Round Rock	TX		1,547	5,226	421	1,547	5,647	7,194	1,276	2008	12/27/2013	5 to 40 years
Hartford-Bristol	CT		1,174	8,816	148	1,174	8,964	10,138	1,823	2004	12/30/2013	5 to 40 years
Piscataway - New Brunswick	NJ		1,639	10,946	196	1,639	11,142	12,781	2,248	2006	12/30/2013	5 to 40 years
Fort Lauderdale - 3rd Ave	FL		7,629	11,918	1,018	7,629	12,936	20,565	2,647	1998	1/9/2014	5 to 40 years
West Palm - Mercer	FL		15,680	17,520	1,430	15,680	18,950	34,630	3,924	2000	1/9/2014	5 to 40 years
Austin - Manchaca	TX		3,999	4,297	822	3,999	5,119	9,118	1,166	1998/02	1/17/2014	5 to 40 years
San Antonio	TX		2,235	6,269	442	2,235	6,711	8,946	1,412	2012	2/10/2014	5 to 40 years
Portland	ME		2,146	6,418	344	2,146	6,762	8,908	1,380	2000	2/11/2014	5 to 40 years
Portland-Topsham	ME		493	5,234	636	985	5,378	6,363	1,087	2006	2/11/2014	5 to 40 years
Chicago - St. Charles	IL		1,837	6,301	2,542	1,837	8,843	10,680	1,532	2004/13/20	3/31/2014	5 to 40 years
Chicago - Ashland	IL		598	4,789	503	598	5,292	5,890	1,065	2014	5/5/2014	5 to 40 years
San Antonio - Walzem	TX		2,000	3,749	3,755	2,000	7,504	9,504	1,141	1997/2019	5/13/2014	5 to 40 years
St. Louis - Woodson	MO		2,444	5,966	1,680	2,444	7,646	10,090	1,564	1998	5/22/2014	5 to 40 years
St. Louis - Mexico	MO		638	3,518	1,894	638	5,412	6,050	1,062	1998/16	5/22/2014	5 to 40 years
St. Louis - Vogel	MO		2,010	3,544	2,063	2,010	5,607	7,617	962	2000	5/22/2014	5 to 40 years
St. Louis - Manchester	MO		508	2,042	460	508	2,502	3,010	546	1996	5/22/2014	5 to 40 years
St. Louis - North Highway	MO		1,989	4,045	2,523	1,989	6,568	8,557	1,213	1997	5/22/2014	5 to 40 years
St. Louis - Dunn	MO		1,538	4,510	2,919	1,538	7,429	8,967	1,321	2000	5/22/2014	5 to 40 years
Trenton-Hamilton Twnship	NJ		5,161	7,063	1,271	5,161	8,334	13,495	1,643	1980	6/5/2014	5 to 40 years
NY Metro-Fishkill	NY		1,741	6,006	463	1,741	6,469	8,210	1,304	2005	6/11/2014	5 to 40 years
Atlanta-Peachtree City	GA		2,263	4,931	608	2,263	5,539	7,802	1,183	2007	6/12/2014	5 to 40 years
Wayne - Willowbrook	NJ		—	2,292	319	—	2,611	2,611	1,242	2000	6/12/2014	5 to 40 years
Asbury Park - 1st Ave	NJ		819	4,734	1,042	819	5,776	6,595	1,135	2003	6/18/2014	5 to 40 years
Farmingdale - Tinton Falls	NJ		1,097	5,618	719	1,097	6,337	7,434	1,236	2004	6/18/2014	5 to 40 years
Lakewood - Route 70	NJ		626	4,549	389	626	4,938	5,564	985	2003	6/18/2014	5 to 40 years
Matawan - Highway 34	NJ		1,512	9,707	1,187	1,512	10,894	12,406	2,143	2005	7/10/2014	5 to 40 years
St. Petersburg - Gandy	FL		2,958	6,904	409	2,958	7,313	10,271	1,434	2007	8/28/2014	5 to 40 years
Chesapeake - Campostella	VA		2,349	3,875	382	2,349	4,257	6,606	833	2000	9/5/2014	5 to 40 years

					Cost
					Capitalized
					Subsequent							Life on
					to	Gross Amount at Which						which
			Initial Cost to Company		Acquisition	Carried at Close of Period						depreciation
				Building,	Building,		Building,					in latest
				Equipment	Equipment		Equipment					income
New		Encum		and	and		and		Accum.	Date of	Date	statement
Description	ST	brance	Land	Impvmts.	Impvmts.	Land	Impvmts.	Total	Deprec.	Const.	Acquired	is computed
San Antonio-Castle Hills	TX		2,658	8,190	580	4,544	6,884	11,428	1,349	2002	9/10/2014	5 to 40 years
Chattanooga - Broad St	TN		759	5,608	322	759	5,930	6,689	1,120	2014	9/18/2014	5 to 40 years
New Orleans-Kenner	LA		5,771	10,375	558	5,771	10,933	16,704	2,089	2008	10/10/2014	5 to 40 years
Orlando-Celebration	FL		6,091	4,641	483	6,091	5,124	11,215	998	2006	10/21/2014	5 to 40 years
Austin-Cedar Park	TX		4,196	8,374	1,035	4,196	9,409	13,605	1,761	2003	10/28/2014	5 to 40 years
Chicago - Pulaski	IL		889	4,700	1,923	889	6,623	7,512	1,118	2014	11/14/2014	5 to 40 years
Houston - Gessner	TX		1,599	5,813	3,578	1,599	9,391	10,990	1,540	2006/17	12/18/2014	5 to 40 years
New England - Danbury	CT		9,747	18,374	265	9,747	18,639	28,386	3,284	1999	2/2/2015	5 to 40 years
New England - Milford	CT		9,642	23,352	167	9,642	23,519	33,161	4,131	1999	2/2/2015	5 to 40 years
Long Island - Hicksville	NY		5,153	27,401	204	5,153	27,605	32,758	4,840	2002	2/2/2015	5 to 40 years
Long Island - Farmingdale	NY		4,931	20,415	370	4,931	20,785	25,716	3,638	2000	2/2/2015	5 to 40 years
Chicago - Alsip	IL		2,579	4,066	3,600	2,579	7,666	10,245	1,145	1986/17	2/5/2015	5 to 40 years
Chicago - N. Pulaski	IL		1,719	6,971	919	1,719	7,890	9,609	1,342	2015	3/9/2015	5 to 40 years
Fort Myers - Tamiami Trail	FL		1,793	4,382	284	1,793	4,666	6,459	861	2004	4/1/2015	5 to 40 years
Dallas - Allen	TX		3,864	4,777	420	3,864	5,197	9,061	974	2002	4/16/2015	5 to 40 years
Jacksonville - Beach Blvd.	FL		2,118	6,501	90	2,118	6,591	8,709	1,145	2013	4/21/2015	5 to 40 years
Space Coast - Vero Beach	FL		1,169	4,409	422	1,169	4,831	6,000	848	1997	5/1/2015	5 to 40 years
Port St. Lucie - Federal Hwy.	FL		4,957	6,045	306	4,957	6,351	11,308	1,136	2001	5/1/2015	5 to 40 years
West Palm - N. Military	FL		3,372	4,206	325	3,372	4,531	7,903	814	1985	5/1/2015	5 to 40 years
Ft. Myers - Bonita Springs	FL		2,687	5,012	334	2,687	5,346	8,033	954	2000	5/1/2015	5 to 40 years
Phoenix - Tatum Blvd.	AZ		852	7,052	320	852	7,372	8,224	1,335	2015	6/16/2015	5 to 40 years
Boston - Lynn	MA		2,110	8,182	457	2,110	8,639	10,749	1,468	2015	6/16/2015	5 to 40 years
Syracuse - Ainsely Dr.	NY		2,711	3,795	2,259	2,711	6,054	8,765	841	2000/19	8/25/2015	5 to 40 years
Syracuse - Cicero	NY		668	1,957	205	668	2,162	2,830	383	2002	8/25/2015	5 to 40 years
Syracuse - Camillus	NY		473	5,368	127	473	5,495	5,968	908	2005/11	8/25/2015	5 to 40 years
Syracuse - Manlius	NY		834	1,705	2,942	834	4,647	5,481	422	2000/17/21	8/25/2015	5 to 40 years
Charlotte - Brookshire Blvd.	NC		718	2,977	992	718	3,969	4,687	706	2000	9/1/2015	5 to 40 years
Charleston III	SC		7,604	9,086	532	7,604	9,618	17,222	1,621	2005	9/1/2015	5 to 40 years
Myrtle Beach II	SC		2,511	6,147	3,834	2,511	9,981	12,492	1,350	1999/2019	9/1/2015	5 to 40 years
Hilton Head - Bluffton	SC		3,084	3,192	254	3,084	3,446	6,530	619	1998	9/1/2015	5 to 40 years
Philadelphia - Eagleville	PA		1,926	4,498	1,633	1,926	6,131	8,057	914	2010	12/30/2015	5 to 40 years
Orlando - University	FL		882	5,756	333	882	6,089	6,971	954	2001	1/6/2016	5 to 40 years
Orlando - N. Powers	FL		2,567	2,838	246	2,567	3,084	5,651	519	1997	1/6/2016	5 to 40 years
Sarasota - North Port	FL		4,884	10,014	(246)	4,278	10,374	14,652	1,509	2001/06	1/6/2016	5 to 40 years
Los Angeles - E. Commercial	CA		6,512	12,352	577	6,512	12,929	19,441	2,115	2004	1/21/2016	5 to 40 years
Los Angeles - E. Slauson	CA		3,998	13,547	322	3,998	13,869	17,867	2,114	2012	1/21/2016	5 to 40 years
Los Angeles - Westminster	CA		4,636	14,826	427	4,636	15,253	19,889	2,301	2006	1/21/2016	5 to 40 years
Los Angeles - Calabasas	CA		13,274	10,419	751	13,274	11,170	24,444	1,792	2004/14	1/21/2016	5 to 40 years
Portsmouth - Kingston	NH		1,713	2,709	127	1,713	2,836	4,549	445	2003	1/21/2016	5 to 40 years
Portsmouth - Danville	NH		1,615	3,333	2,061	1,615	5,394	7,009	535	2003/21	1/21/2016	5 to 40 years
Portsmouth - Hampton Falls	NH		2,445	6,295	174	2,445	6,469	8,914	979	2005	1/21/2016	5 to 40 years
Portsmouth - Lee	NH		3,078	2,861	1,389	3,078	4,250	7,328	520	2000/20	1/21/2016	5 to 40 years
Portsmouth - Heritage	NH		4,430	26,040	647	4,430	26,687	31,117	4,013	1985/99	1/21/2016	5 to 40 years
Boston - Salisbury	MA		4,880	6,342	231	4,880	6,573	11,453	1,009	2003	1/21/2016	5 to 40 years
Dallas - Frisco	TX		6,191	5,088	336	6,191	5,424	11,615	856	2003	1/21/2016	5 to 40 years
Dallas - McKinney	TX		8,097	7,047	228	8,097	7,275	15,372	1,155	2003	1/21/2016	5 to 40 years

					Cost
					Capitalized
					Subsequent							Life on
					to	Gross Amount at Which						which
			Initial Cost to Company		Acquisition	Carried at Close of Period						depreciation
				Building,	Building,		Building,					in latest
				Equipment	Equipment		Equipment					income
New		Encum		and	and		and		Accum.	Date of	Date	statement
Description	ST	brance	Land	Impvmts.	Impvmts.	Land	Impvmts.	Total	Deprec.	Const.	Acquired	is computed
Dallas - McKinney	TX		5,508	6,462	278	5,508	6,740	12,248	1,032	2002	1/21/2016	5 to 40 years
Phoenix - 48th	AZ		988	8,224	91	988	8,315	9,303	1,314	2015	2/1/2016	5 to 40 years
Miami	FL		2,294	8,980	217	2,294	9,197	11,491	1,450	2016	2/12/2016	5 to 40 years
Philadelphia - Glenolden	PA		1,768	3,879	447	1,768	4,326	6,094	682	1970	2/17/2016	5 to 40 years
Denver - Thornton	CO		4,528	7,915	166	4,528	8,081	12,609	1,257	2011	2/29/2016	5 to 40 years
Los Angeles - Costa Mesa	CA		17,976	25,145	956	17,976	26,101	44,077	3,891	2005	3/16/2016	5 to 40 years
Los Angeles - Irving	CA		—	6,318	1,180	—	7,498	7,498	2,242	1985	3/16/2016	5 to 40 years
Los Angeles - Durante	CA		4,671	13,908	157	4,671	14,065	18,736	2,081	2015	3/16/2016	5 to 40 years
Los Angeles - Wildomar	CA		6,728	10,340	7,370	6,728	17,710	24,438	2,101	2005/19	3/17/2016	5 to 40 years
Los Angeles - Torrance	CA		17,445	18,839	511	17,445	19,350	36,795	2,947	2003	4/11/2016	5 to 40 years
New Haven - Wallingford	CT		3,618	5,286	324	3,618	5,610	9,228	852	2000	4/14/2016	5 to 40 years
New Haven - Waterbury	CT		2,524	5,618	215	2,524	5,833	8,357	893	2001	4/14/2016	5 to 40 years
New York - Mahopac	NY	3,728	2,373	5,089	422	2,373	5,511	7,884	808	1991/94	4/26/2016	5 to 40 years
New York - Mount Vernon	NY		3,337	13,112	291	3,337	13,403	16,740	1,953	2013	4/26/2016	5 to 40 years
Pt. St. Lucie	FL	3,649	4,140	7,176	690	4,305	7,701	12,006	1,290	2002	5/2/2016	5 to 40 years
Dallas - Lewisville	TX		2,333	8,302	554	2,333	8,856	11,189	1,323	2007	5/5/2016	5 to 40 years
Buffalo - Cayuga	NY		499	5,198	2,481	499	7,679	8,178	913	2006	5/19/2016	5 to 40 years
Buffalo - Lackawanna	NY		215	2,323	452	215	2,775	2,990	409	2006	5/19/2016	5 to 40 years
Austin - W Braker	TX		1,210	14,833	328	1,210	15,161	16,371	2,131	2003	7/15/2016	5 to 40 years
Austin - Highway 290	TX		930	12,269	402	930	12,671	13,601	1,785	1999	7/15/2016	5 to 40 years
Austin - Killeen	TX		3,070	20,782	456	3,070	21,238	24,308	3,242	2005	7/15/2016	5 to 40 years
Austin - Round Rock	TX		830	6,129	263	830	6,392	7,222	944	1986	7/15/2016	5 to 40 years
Austin - Georgetown	TX		1,530	10,647	644	1,530	11,291	12,821	1,664	2001/15	7/15/2016	5 to 40 years
Austin - Pflugerville	TX		750	9,238	391	750	9,629	10,379	1,365	2005	7/15/2016	5 to 40 years
Chicago - Algonquin	IL		1,430	14,958	137	1,430	15,095	16,525	2,136	2006	7/15/2016	5 to 40 years
Chicago - Carpentersville	IL		350	4,710	41	350	4,751	5,101	672	2004	7/15/2016	5 to 40 years
Chicago - W. Addison	IL		2,770	25,112	281	2,770	25,393	28,163	3,576	2007	7/15/2016	5 to 40 years
Chicago - State St.	IL		1,190	19,159	304	1,190	19,463	20,653	2,696	2009	7/15/2016	5 to 40 years
Chicago -W. Grand	IL		1,720	10,628	252	1,720	10,880	12,600	1,515	2007	7/15/2016	5 to 40 years
Chicago - Libertyville	IL		3,670	26,660	338	3,670	26,998	30,668	3,756	2009	7/15/2016	5 to 40 years
Chicago - Aurora	IL		1,090	20,033	1,337	2,114	20,346	22,460	2,867	2009	7/15/2016	5 to 40 years
Chicago - Morton Grove	IL		1,610	14,914	825	1,610	15,739	17,349	2,183	2009	7/15/2016	5 to 40 years
Chicago - Bridgeview	IL		3,770	19,990	682	3,770	20,672	24,442	2,983	2008	7/15/2016	5 to 40 years
Chicago - Addison	IL		1,340	11,881	518	1,340	12,399	13,739	1,743	2008	7/15/2016	5 to 40 years
Chicago - W Diversey	IL		1,670	10,811	167	1,670	10,978	12,648	1,517	2010	7/15/2016	5 to 40 years
Chicago - Elmhurst	IL		670	18,729	168	670	18,897	19,567	2,623	2008	7/15/2016	5 to 40 years
Chicago - Elgin	IL		1,130	12,584	327	1,130	12,911	14,041	1,826	2003	7/15/2016	5 to 40 years
Chicago - N. Paulina St.,	IL		5,600	12,721	233	5,600	12,954	18,554	1,837	2006	7/15/2016	5 to 40 years
Chicago - Matteson	IL		1,590	12,053	267	1,590	12,320	13,910	1,808	2007	7/15/2016	5 to 40 years
Chicago - S. Heights	IL		1,050	4,960	175	1,050	5,135	6,185	764	2006	7/15/2016	5 to 40 years
Chicago - W. Grand	IL		1,780	8,928	219	1,780	9,147	10,927	1,294	2007	7/15/2016	5 to 40 years
Chicago - W 30th St	IL		600	15,574	738	600	16,312	16,912	2,226	2008	7/15/2016	5 to 40 years
Chicago - Mokena	IL		3,230	18,623	2,142	3,230	20,765	23,995	2,733	2008/21	7/15/2016	5 to 40 years
Chicago - Barrington	IL		1,890	9,395	773	1,890	10,168	12,058	1,440	2015	7/15/2016	5 to 40 years
Chicago - Naperville	IL		2,620	11,933	229	2,620	12,162	14,782	1,795	2015	7/15/2016	5 to 40 years
Chicago - Forest Park	IL		1,100	10,087	830	1,100	10,917	12,017	1,531	2015	7/15/2016	5 to 40 years

					Cost
					Capitalized
					Subsequent							Life on
					to	Gross Amount at Which						which
			Initial Cost to Company		Acquisition	Carried at Close of Period						depreciation
				Building,	Building,		Building,					in latest
				Equipment	Equipment		Equipment					income
New		Encum		and	and		and		Accum.	Date of	Date	statement
Description	ST	brance	Land	Impvmts.	Impvmts.	Land	Impvmts.	Total	Deprec.	Const.	Acquired	is computed
Chicago - La Grange	IL		960	13,019	549	960	13,568	14,528	1,900	2015	7/15/2016	5 to 40 years
Chicago - Glenview	IL		3,210	8,519	160	3,210	8,679	11,889	1,269	2014/15	7/15/2016	5 to 40 years
Dallas - Richardson	TX		630	10,282	213	630	10,495	11,125	1,522	2001	7/15/2016	5 to 40 years
Dallas - Arlington	TX		790	12,785	392	790	13,177	13,967	1,859	2007	7/15/2016	5 to 40 years
Dallas - Plano	TX		1,370	10,166	393	1,370	10,559	11,929	1,467	1998	7/15/2016	5 to 40 years
Dallas - Mesquite	TX		620	8,771	307	620	9,078	9,698	1,256	2016	7/15/2016	5 to 40 years
Dallas - S Good Latimer	TX		4,030	8,029	178	4,030	8,207	12,237	1,187	2016	7/15/2016	5 to 40 years
Boulder - Arapahoe	CO		3,690	12,074	829	3,690	12,903	16,593	1,778	1992	7/15/2016	5 to 40 years
Boulder - Odell	CO		2,650	15,304	312	2,650	15,616	18,266	2,251	1998	7/15/2016	5 to 40 years
Boulder - Arapahoe	CO		11,540	15,571	291	11,540	15,862	27,402	2,296	1984	7/15/2016	5 to 40 years
Boulder - Broadway	CO		2,670	5,623	308	2,670	5,931	8,601	862	1992	7/15/2016	5 to 40 years
Houston - Westpark	TX		2,760	8,288	422	2,760	8,710	11,470	1,300	1996	7/15/2016	5 to 40 years
Houston - C. Jester	TX		8,080	10,114	2,948	8,080	13,062	21,142	1,592	2008/20	7/15/2016	5 to 40 years
Houston - Bay Pointe	TX		1,960	9,585	454	1,960	10,039	11,999	1,426	1972	7/15/2016	5 to 40 years
Houston - FM 529	TX		680	3,951	163	680	4,114	4,794	621	2005	7/15/2016	5 to 40 years
Houston - Jones	TX		1,260	2,382	269	1,260	2,651	3,911	424	1994	7/15/2016	5 to 40 years
Las Vegas - Spencer	NV		1,020	25,152	391	1,020	25,543	26,563	3,601	2000	7/15/2016	5 to 40 years
Las Vegas - Maule	NV		2,510	11,822	(951)	1,310	12,071	13,381	1,700	2005	7/15/2016	5 to 40 years
Las Vegas - Wigwam	NV		590	16,838	170	590	17,008	17,598	2,379	2008	7/15/2016	5 to 40 years
Las Vegas - Stufflebeam	NV		350	6,977	442	350	7,419	7,769	1,067	1996	7/15/2016	5 to 40 years
Las Vegas - Ft. Apache	NV		1,470	11,047	332	1,470	11,379	12,849	1,636	2004	7/15/2016	5 to 40 years
Las Vegas - North	NV		390	7,042	232	390	7,274	7,664	1,046	2005	7/15/2016	5 to 40 years
Las Vegas - Warm Springs	NV		1,340	5,141	108	1,340	5,249	6,589	1,248	2004	7/15/2016	5 to 40 years
Las Vegas - Conestoga	NV		1,420	10,295	303	1,420	10,598	12,018	1,572	2007	7/15/2016	5 to 40 years
Las Vegas - Warm Springs	NV		1,080	16,436	206	1,080	16,642	17,722	2,343	2007	7/15/2016	5 to 40 years
Las Vegas - Nellis	NV		790	5,233	755	790	5,988	6,778	907	1995	7/15/2016	5 to 40 years
Las Vegas - Cheyenne	NV		1,470	17,366	399	1,470	17,765	19,235	2,589	2004	7/15/2016	5 to 40 years
Las Vegas - Dean Martin	NV		3,050	23,333	229	3,050	23,562	26,612	3,637	2005	7/15/2016	5 to 40 years
Las Vegas - Flamingo	NV		980	13,451	241	980	13,692	14,672	1,945	2007	7/15/2016	5 to 40 years
Las Vegas - North	NV		330	15,651	230	330	15,881	16,211	2,238	2007	7/15/2016	5 to 40 years
Las Vegas - Henderson	NV		570	12,676	324	570	13,000	13,570	1,897	2005	7/15/2016	5 to 40 years
Las Vegas - North	NV		520	10,105	216	520	10,321	10,841	1,486	2002	7/15/2016	5 to 40 years
Las Vegas - Farm	NV		1,510	9,388	122	1,510	9,510	11,020	1,351	2008	7/15/2016	5 to 40 years
Los Angeles - Torrance	CA		5,250	32,363	359	5,250	32,722	37,972	4,591	2004	7/15/2016	5 to 40 years
Los Angeles - Irvine	CA		2,520	18,402	301	2,520	18,703	21,223	2,689	2002	7/15/2016	5 to 40 years
Los Angeles - Palm Desert	CA		2,660	16,589	357	2,660	16,946	19,606	2,440	2002	7/15/2016	5 to 40 years
Milwaukee - Green Bay	WI		750	14,720	189	750	14,909	15,659	2,103	2005	7/15/2016	5 to 40 years
Orlando - Winter Garden	FL		640	6,688	107	640	6,795	7,435	977	2006	7/15/2016	5 to 40 years
Orlando - Longwood	FL		1,230	9,586	162	1,230	9,748	10,978	1,384	2000	7/15/2016	5 to 40 years
Orlando - Overland	FL		1,080	3,713	340	1,080	4,053	5,133	577	2000	7/15/2016	5 to 40 years
Sacramento - Calvine	CA		2,280	17,069	151	2,280	17,220	19,500	2,442	2004	7/15/2016	5 to 40 years
Sacramento - Folsom	CA		1,200	22,150	130	1,200	22,280	23,480	3,093	2005	7/15/2016	5 to 40 years
Sacremento - Pell	CA		540	8,874	593	932	9,075	10,007	1,342	2004	7/15/2016	5 to 40 years
Sacremento - Goldenland	CA		2,010	8,944	6,428	2,010	15,372	17,382	1,431	2005/21	7/15/2016	5 to 40 years
Sacremento - Woodland	CA		860	10,569	108	860	10,677	11,537	1,499	2003	7/15/2016	5 to 40 years
Sacramento - El Camino	CA		1,450	12,239	188	1,450	12,427	13,877	1,776	2002	7/15/2016	5 to 40 years

					Cost
					Capitalized
					Subsequent							Life on
					to	Gross Amount at Which						which
			Initial Cost to Company		Acquisition	Carried at Close of Period						depreciation
				Building,	Building,		Building,					in latest
				Equipment	Equipment		Equipment					income
New		Encum		and	and		and		Accum.	Date of	Date	statement
Description	ST	brance	Land	Impvmts.	Impvmts.	Land	Impvmts.	Total	Deprec.	Const.	Acquired	is computed
Sacramento - Bayou	CA		1,640	21,603	214	1,640	21,817	23,457	3,081	2005	7/15/2016	5 to 40 years
Sacramento - Calvine	CA		2,120	24,650	197	2,120	24,847	26,967	3,529	2003	7/15/2016	5 to 40 years
Sacramento - El Dorado Hills	CA		1,610	24,829	138	1,610	24,967	26,577	3,534	2007	7/15/2016	5 to 40 years
Sacramento - Fruitridge	CA		1,480	15,695	347	1,480	16,042	17,522	2,369	2007	7/15/2016	5 to 40 years
San Antonio - US 281	TX		1,380	8,457	242	1,380	8,699	10,079	1,236	2003	7/15/2016	5 to 40 years
Austin - San Marcos	TX		990	7,323	127	990	7,450	8,440	1,080	2016	7/15/2016	5 to 40 years
Charleston	SC		920	7,700	67	920	7,767	8,687	1,133	2016	7/29/2016	5 to 40 years
Denver - Westminster	CO		5,062	3,679	474	5,062	4,153	9,215	581	2000	8/4/2016	5 to 40 years
Chicago - Arlington Hgts.	IL		370	8,513	163	370	8,676	9,046	1,150	2016	11/17/2016	5 to 40 years
Orlando - Curry Ford	FL		3,268	6,378	289	3,268	6,667	9,935	881	2016	12/20/2016	5 to 40 years
Chicago - Lombard	IL		771	9,318	27	771	9,345	10,116	1,161	2017	2/23/2017	5 to 40 years
Austin - Mary St.	TX		1,358	13,041	43	1,358	13,084	14,442	758	2017	4/3/2017	5 to 40 years
Charlotte - Morehead St..	NC		1,110	11,439	86	1,110	11,525	12,635	1,210	2017	12/14/2017	5 to 40 years
Londonderry - Smith Ln.	NH		1,257	4,276	77	1,257	4,353	5,610	405	2016	9/4/2018	5 to 40 years
Sacramento - Main Ave.	CA		2,089	11,551	2,324	2,089	13,875	15,964	1,108	2016/18/19	9/18/2018	5 to 40 years
Carmel - Old Rt. 6	NY		3,358	4,536	105	3,358	4,641	7,999	386	1998/2000	10/2/2018	5 to 40 years
Chamblee - Peachtree Blvd.	GA		1,665	12,479	58	1,666	12,536	14,202	1,046	2018	11/1/2018	5 to 40 years
West Sacramento - Jefferson	CA		1,331	8,131	51	1,331	8,182	9,513	661	2013/2018	12/7/2018	5 to 40 years
Orlando - Semoran Blvd.	FL		2,014	7,534	565	2,014	8,099	10,113	636	2015	12/11/2018	5 to 40 years
Riverhead - Flanders Rd.	NY		3,969	3,138	3,186	3,970	6,323	10,293	339	1995/2020	12/20/2018	5 to 40 years
Saint Louis - Manchester Ave.	MO		1,633	7,620	72	1,633	7,692	9,325	591	2017	12/27/2018	5 to 40 years
Long Island City	NY		30,094	26,927	65	30,094	26,992	57,086	2,002	2017	1/16/2019	5 to 40 years
Tampa - MLK Jr. Blvd.	FL		1,817	7,377	90	1,817	7,467	9,284	571	2017	3/8/2019	5 to 40 years
Cleveland - Wickliffe	OH		690	6,784	161	690	6,945	7,635	491	1997	4/30/2019	5 to 40 years
Cleveland - Highland Heights	OH		1,036	9,518	138	1,036	9,656	10,692	683	2000	4/30/2019	5 to 40 years
Cleveland - Westlake	OH		379	14,354	117	379	14,471	14,850	983	2008	4/30/2019	5 to 40 years
Jacksonville	FL		662	9,208	82	662	9,290	9,952	639	2018	6/11/2019	5 to 40 years
Wake Forest	NC		803	10,954	76	803	11,030	11,833	721	2017	7/12/2019	5 to 40 years
Chantilly	VA		2,723	12,298	84	2,723	12,382	15,105	798	2018	7/12/2019	5 to 40 years
Chattanooga	TN		1,266	8,250	123	1,266	8,373	9,639	562	2017	7/12/2019	5 to 40 years
Tampa - Lutz	FL		663	9,665	114	663	9,779	10,442	667	2018	7/12/2019	5 to 40 years
Summerville	SC		2,250	5,344	87	2,250	5,431	7,681	376	2017	7/12/2019	5 to 40 years
Charleston - Summerville	SC		2,824	10,634	118	2,824	10,752	13,576	703	2018	7/12/2019	5 to 40 years
Dumfries	VA		891	7,700	101	891	7,801	8,692	523	2017	7/12/2019	5 to 40 years
Greenville	SC		1,421	10,303	68	1,421	10,371	11,792	694	2017	7/12/2019	5 to 40 years
Cumming	GA		753	9,804	81	753	9,885	10,638	650	2018	7/12/2019	5 to 40 years
Glen Allen	VA		4,296	11,029	68	4,296	11,097	15,393	730	2018	7/12/2019	5 to 40 years
Tampa - Trout Creek Drive	FL		1,083	10,691	64	1,083	10,755	11,838	708	2017	7/12/2019	5 to 40 years
Midlothian	VA		1,726	6,695	89	1,726	6,784	8,510	459	2018	7/12/2019	5 to 40 years
Las Vegas - Boulder Hwy	NV		4,586	7,853	819	4,586	8,672	13,258	501	1979/1993	8/29/2019	5 to 40 years
Seattle - Auburn	WA	8,676	3,261	16,051	244	3,261	16,295	19,556	922	1986/2000	9/24/2019	5 to 40 years
Seattle - Yancy Street	WA	7,802	10,629	8,570	152	10,629	8,722	19,351	495	1994	9/24/2019	5 to 40 years
Seattle - 114th Street	WA	5,949	6,995	10,257	150	6,995	10,407	17,402	593	1995	9/24/2019	5 to 40 years
Baltimore - Pulaski Hwy	MD		4,070	6,878	85	4,070	6,963	11,033	403	1984	9/26/2019	5 to 40 years
Baltimore - North Point Road	MD		1,995	7,634	116	1,995	7,750	9,745	457	1990	9/26/2019	5 to 40 years
Baltimore - Fontana Lane	MD		2,097	7,658	110	2,097	7,768	9,865	455	1989	9/26/2019	5 to 40 years

					Cost
					Capitalized
					Subsequent							Life on
					to	Gross Amount at Which						which
			Initial Cost to Company		Acquisition	Carried at Close of Period						depreciation
				Building,	Building,		Building,					in latest
				Equipment	Equipment		Equipment					income
New		Encum		and	and		and		Accum.	Date of	Date	statement
Description	ST	brance	Land	Impvmts.	Impvmts.	Land	Impvmts.	Total	Deprec.	Const.	Acquired	is computed
Baltimore - Jessup	MD		13,411	9,622	105	13,411	9,727	23,138	566	1987	9/26/2019	5 to 40 years
Baltimore - Windsor Mill Road	MD		2,195	6,646	35	2,195	6,681	8,876	391	1989	9/26/2019	5 to 40 years
Norwood	NJ		1,875	16,910	177	1,875	17,087	18,962	936	2006	10/23/2019	5 to 40 years
Ocean Township	NJ		4,058	14,014	665	4,058	14,679	18,737	766	1994/2019	12/12/2019	5 to 40 years
Elk Grove	CA		2,873	14,977	27	2,873	15,004	17,877	704	2000	3/9/2020	5 to 40 years
Norco	CA		3,532	19,613	15	3,532	19,628	23,160	916	2011	3/9/2020	5 to 40 years
Rohnert Park	CA		2,546	13,242	12	2,546	13,254	15,800	614	1984	3/9/2020	5 to 40 years
San Jose	CA		7,887	20,042	55	7,887	20,097	27,984	926	1999	3/9/2020	5 to 40 years
Palmdale	CA		1,939	16,039	3,438	1,939	19,477	21,416	771	2005/2021	3/9/2020	5 to 40 years
Lancaster	CA		1,529	17,822	83	1,529	17,905	19,434	837	2001	3/9/2020	5 to 40 years
Tampa - E Fletcher Ave	FL		2,576	7,101	4	2,576	7,105	9,681	240	1980/83/96	9/29/2020	5 to 40 years
Tampa - W Hillsborough Ave	FL		1,389	6,280	3	1,389	6,283	7,672	206	1985/86/2000	9/29/2020	5 to 40 years
San Antonio - Culebra Rd	TX		888	4,391	15	888	4,406	5,294	146	2008	9/29/2020	5 to 40 years
Columbus - Cleveland Ave	OH		962	5,218	41	962	5,259	6,221	169	2000	9/29/2020	5 to 40 years
Columbus - Evanswood Dr	OH		1,342	6,932	26	1,342	6,958	8,300	222	2000	9/29/2020	5 to 40 years
San Antonio - Jackson Keller Rd	TX		1,482	9,148	1	1,482	9,149	10,631	295	1984	9/29/2020	5 to 40 years
Whitehall	OH		807	4,380	5	807	4,385	5,192	141	2000	9/29/2020	5 to 40 years
Dallas - S Buckner Blvd	TX		2,040	4,902	—	2,040	4,902	6,942	161	1985	9/29/2020	5 to 40 years
Garland	TX		1,565	5,465	34	1,565	5,499	7,064	178	1984	9/29/2020	5 to 40 years
Dallas - N Buckner Blvd	TX		1,782	4,990	10	1,782	5,000	6,782	163	1985	9/29/2020	5 to 40 years
Columbus - W Henderson Rd	OH		1,304	11,847	79	1,304	11,926	13,230	380	2000	9/29/2020	5 to 40 years
Miami - SW 28th Ln	FL		2,568	16,912	9	2,568	16,921	19,489	534	1999	9/29/2020	5 to 40 years
Decatur	GA		2,110	8,486	43	2,110	8,529	10,639	274	1972/1998	9/29/2020	5 to 40 years
Columbus - E Broad St	OH		975	7,804	60	975	7,864	8,839	252	2000	9/29/2020	5 to 40 years
Dublin	OH		1,061	9,710	34	1,037	9,768	10,805	312	2000	9/29/2020	5 to 40 years
North Brunswick	NJ		1,280	13,637	74	1,280	13,711	14,991	437	1986	9/29/2020	5 to 40 years
Hillsborough	NJ		1,077	10,560	35	1,077	10,595	11,672	337	1993	9/29/2020	5 to 40 years
Lodi	NJ		2,108	17,758	472	2,108	18,230	20,338	585	1998	9/29/2020	5 to 40 years
Flemington	NJ		855	15,942	132	855	16,074	16,929	516	1993	9/29/2020	5 to 40 years
East Windsor	NJ		929	16,063	97	929	16,160	17,089	512	1993	9/29/2020	5 to 40 years
Ottsville	PA		1,032	14,481	36	1,032	14,517	15,549	472	2001	9/29/2020	5 to 40 years
East Stroudsburg	PA		676	9,593	107	676	9,700	10,376	309	2000	9/29/2020	5 to 40 years
Doylestown	PA		741	11,560	83	741	11,643	12,384	371	2001	9/29/2020	5 to 40 years
Monmouth Junction	NJ		1,005	20,947	75	1,005	21,022	22,027	662	2006	9/29/2020	5 to 40 years
King of Prussia	PA		—	13,736	40	—	13,776	13,776	439	2005	9/29/2020	5 to 40 years
Trenton	NJ	6,228	2,158	11,497	108	2,158	11,605	13,763	347	2008	11/5/2020	5 to 40 years
Miami - Coral Way	FL		2,032	9,325	104	2,032	9,429	11,461	274	2018	11/25/2020	5 to 40 years
Dardenne Prairie	MO		1,312	6,070	36	1,312	6,106	7,418	173	2017	12/9/2020	5 to 40 years
Brandon	FL		1,747	8,863	94	1,747	8,957	10,704	258	2014	12/14/2020	5 to 40 years
Sarasota - South Tamiami Trail	FL		1,240	14,063	60	1,240	14,123	15,363	389	2007	12/14/2020	5 to 40 years
Murrells Inlet	SC		671	8,771	30	671	8,801	9,472	232	2019	12/22/2020	5 to 40 years
Loomis	CA		3,528	12,127	78	3,528	12,205	15,733	311	1998	12/23/2020	5 to 40 years
Buffalo - Kenmore Ave	NY		507	16,195	—	507	16,195	16,702	418	2016	12/28/2020	5 to 40 years
Palm Desert	CA		1,588	9,787	33	1,588	9,820	11,408	250	2000	12/30/2020	5 to 40 years
Myrtle Beach	SC		812	7,153	26	812	7,179	7,991	191	2018	1/4/2021	5 to 40 years
Woodland	CA		1,322	16,830	40	1,322	16,870	18,192	411	2019	1/21/2021	5 to 40 years

					Cost
					Capitalized
					Subsequent							Life on
					to	Gross Amount at Which						which
			Initial Cost to Company		Acquisition	Carried at Close of Period						depreciation
				Building,	Building,		Building,					in latest
				Equipment	Equipment		Equipment					income
New		Encum		and	and		and		Accum.	Date of	Date	statement
Description	ST	brance	Land	Impvmts.	Impvmts.	Land	Impvmts.	Total	Deprec.	Const.	Acquired	is computed
Jamaica - Merrick	NY		10,591	37,020	4	10,591	37,024	47,615	788	2018	3/4/2021	5 to 40 years
Sarasota - Fruitville	FL		1,461	15,830	84	1,461	15,914	17,375	343	2006	3/11/2021	5 to 40 years
Ruskin	FL		709	3,219	131	709	3,350	4,059	82	1990/2016	3/11/2021	5 to 40 years
North Port	FL		1,329	11,103	119	1,329	11,222	12,551	242	2006	3/11/2021	5 to 40 years
Venice - Center Rd	FL		3,239	19,038	102	3,239	19,140	22,379	408	2013/15/16/17	3/11/2021	5 to 40 years
Sarasota - Apex	FL		1,012	4,350	98	1,012	4,448	5,460	101	1976	3/11/2021	5 to 40 years
Venice - Englewood	FL		2,324	5,316	179	2,324	5,495	7,819	129	1991/2017	3/11/2021	5 to 40 years
Venice - S Tamiami	FL		2,205	5,789	111	2,205	5,900	8,105	131	1996	3/11/2021	5 to 40 years
Wimauma	FL		1,101	5,893	136	1,101	6,029	7,130	136	1999	3/11/2021	5 to 40 years
Tucson - Orange Grove	AZ		1,894	20,846	20	1,894	20,866	22,760	407	2017	3/24/2021	5 to 40 years
Oro Valley	AZ		1,200	21,192	31	1,200	21,223	22,423	413	2019	3/24/2021	5 to 40 years
Queen Creek	AZ		4,034	17,282	46	4,034	17,328	21,362	338	2015	3/24/2021	5 to 40 years
Covington	WA		3,499	15,784	78	3,499	15,862	19,361	308	2018	3/25/2021	5 to 40 years
Auburn	WA		2,667	17,253	109	2,667	17,362	20,029	336	2017	3/25/2021	5 to 40 years
Saint Augustine	FL		1,658	14,739	67	1,658	14,806	16,464	266	2019	5/3/2021	5 to 40 years
Wall	NJ		3,112	16,738	103	3,112	16,841	19,953	284	1987/1989	5/12/2021	5 to 40 years
Jackson	NJ		885	18,344	168	885	18,512	19,397	315	2003/2018	5/12/2021	5 to 40 years
Farmingdale	NJ		1,788	14,737	266	1,788	15,003	16,791	253	2003	5/12/2021	5 to 40 years
South Robbinsville	NJ		3,418	10,691	353	3,418	11,044	14,462	193	1998	5/12/2021	5 to 40 years
Hillsborough	NJ		2,354	17,607	222	2,354	17,829	20,183	309	1999	5/12/2021	5 to 40 years
Charlotte - West Mallard Creek	NC		1,312	10,700	62	1,312	10,762	12,074	168	2017	6/1/2021	5 to 40 years
Winston-Salem - Robinhood	NC		898	13,694	42	898	13,736	14,634	212	2018	6/1/2021	5 to 40 years
Plano - Jupiter Rd	TX		1,815	9,673	42	1,815	9,715	11,530	157	2018	6/10/2021	5 to 40 years
Austin - E Parmer Lane	TX		3,250	6,129	50	3,250	6,179	9,429	107	2017	6/10/2021	5 to 40 years
Round Rock - N Red Bud Land	TX		2,890	10,590	51	2,890	10,641	13,531	174	2017	6/10/2021	5 to 40 years
Lewisville	TX		1,207	8,354	43	1,207	8,397	9,604	138	2017	6/10/2021	5 to 40 years
Saint Petersburg - Tyrone Blvd	FL		2,601	11,525	50	2,601	11,575	14,176	160	2017	6/16/2021	5 to 40 years
Gastonia	NC		15,384	20,523	158	15,384	20,681	36,065	267	2001	6/22/2021	5 to 40 years
Oakland Park	FL		2,830	14,157	66	2,830	14,223	17,053	181	2002 / 2013	6/22/2021	5 to 40 years
Salem	NH		887	5,071	90	887	5,161	6,048	69	2012	6/22/2021	5 to 40 years
Derry - Linlew Dr	NH		656	13,695	46	656	13,741	14,397	182	2019	6/23/2021	5 to 40 years
Derry - Rockingham Dr	NH		5,422	4,657	26	5,422	4,683	10,105	53	2014	7/29/2021	5 to 40 years
Goffstown	NH		849	11,086	31	849	11,117	11,966	119	2012	7/29/2021	5 to 40 years
Orlando - Eastmar Commons	FL		2,884	11,790	50	2,884	11,840	14,724	101	2018	8/17/2021	5 to 40 years
Huntsville - Blake Bottom	AL		517	6,960	18	517	6,978	7,495	60	2001/2006	8/19/2021	5 to 40 years
Madison - County Line	AL		879	8,065	19	879	8,084	8,963	69	2006/2013	8/19/2021	5 to 40 years
Huntsville - Oakwood Ave	AL		409	5,084	19	409	5,103	5,512	44	1986	8/19/2021	5 to 40 years
Huntsville - Martin	AL		415	6,080	31	415	6,111	6,526	52	2002	8/19/2021	5 to 40 years
Madison - Slaughter Rd	AL		801	7,666	47	801	7,713	8,514	66	1996	8/19/2021	5 to 40 years
Huntsville - Leeman Ferry	AL		487	9,103	26	487	9,129	9,616	78	1999/2016	8/19/2021	5 to 40 years
Huntsville - Highway 72	AL		806	11,868	49	806	11,917	12,723	102	2018	8/19/2021	5 to 40 years
Brighton - Baseline Place	CO		640	6,057	61	640	6,118	6,758	53	2001	8/19/2021	5 to 40 years
Tampa - N Rome Ave	FL		1,467	9,787	36	1,467	9,823	11,290	84	2017	8/19/2021	5 to 40 years
Tampa - S West Shore Blvd	FL		1,796	14,034	20	1,796	14,054	15,850	120	2018	8/19/2021	5 to 40 years
Cumming	GA		1,573	7,859	5	1,573	7,864	9,437	67	2003	8/19/2021	5 to 40 years
Dunwoody	GA		1,984	12,949	40	1,984	12,989	14,973	120	2015	8/19/2021	5 to 40 years

					Cost
					Capitalized
					Subsequent							Life on
					to	Gross Amount at Which						which
			Initial Cost to Company		Acquisition	Carried at Close of Period						depreciation
				Building,	Building,		Building,					in latest
				Equipment	Equipment		Equipment					income
New		Encum		and	and		and		Accum.	Date of	Date	statement
Description	ST	brance	Land	Impvmts.	Impvmts.	Land	Impvmts.	Total	Deprec.	Const.	Acquired	is computed
Alpharetta	GA		1,785	12,051	18	1,785	12,069	13,854	102	1997	8/19/2021	5 to 40 years
Jonesboro	GA		1,724	8,195	5	1,724	8,200	9,924	70	2012	8/19/2021	5 to 40 years
Louisville - E Market St	KY		1,336	7,655	18	1,336	7,673	9,009	67	1915 / 2016	8/19/2021	5 to 40 years
Columbus - West Broad St	OH		879	6,589	10	879	6,599	7,478	57	2000	8/19/2021	5 to 40 years
Oklahoma City - NW 122nd	OK		734	5,054	8	734	5,062	5,796	48	2017	8/19/2021	5 to 40 years
Edmond	OK		732	4,268	14	732	4,282	5,014	42	2017	8/19/2021	5 to 40 years
Greenville - Dunbar	SC		817	12,949	45	817	12,994	13,811	115	2015	8/19/2021	5 to 40 years
Mount Pleasant	SC		794	11,579	(185)	794	11,394	12,188	110	2016	8/19/2021	5 to 40 years
Austin - Airport Blvd	TX		1,440	18,543	17	1,440	18,560	20,000	160	2020	8/19/2021	5 to 40 years
Round Rock - University Blvd	TX		1,160	11,288	136	1,160	11,424	12,584	104	2018	8/19/2021	5 to 40 years
Gilbert	AZ		1,034	15,974	35	1,034	16,009	17,043	141	2020	8/25/2021	5 to 40 years
Atlanta - Decatur St	GA		3,407	19,086	1	3,407	19,087	22,494	161	2013	9/1/2021	5 to 40 years
Marietta - Johnson Ferry	GA		600	14,408	-	600	14,408	15,008	122	2014	9/1/2021	5 to 40 years
Cumming - Atlanta Hwy	GA		1,563	11,954	-	1,563	11,954	13,517	103	2015	9/1/2021	5 to 40 years
Round Rock - Double Creek	TX		2,746	10,690	21	2,746	10,711	13,457	77	2006	10/1/2021	5 to 40 years
San Antonio - Wurzbach	TX		1,557	9,747	48	1,557	9,795	11,352	73	2007	10/1/2021	5 to 40 years
San Antonio - Nacogdoches	TX		2,338	12,939	53	2,338	12,992	15,330	94	2007	10/1/2021	5 to 40 years
Leander	TX		2,766	15,265	40	2,766	15,305	18,071	108	2014	10/1/2021	5 to 40 years
Miami - SW 81st Terrace	FL		9,831	17,891	5	9,831	17,896	27,727	76	2019	10/20/2021	5 to 40 years
Miami - NW 37th Ave	FL		3,316	26,389	6	3,316	26,395	29,711	112	2018	10/20/2021	5 to 40 years
Charlotte - E 7th Street	NC		2,737	26,328	6	2,737	26,334	29,071	112	2018	10/21/2021	5 to 40 years
Durham - Petty	NC		516	19,358	5	516	19,363	19,879	82	2017	10/21/2021	5 to 40 years
Greenville - Laurens	SC		1,666	7,512	6	1,666	7,518	9,184	33	2015	10/21/2021	5 to 40 years
Greenville - Pleasantburg	SC		1,506	10,605	7	1,506	10,612	12,118	46	2017	10/21/2021	5 to 40 years
Nashville - 26th Avenue	TN		4,425	16,979	5	4,425	16,984	21,409	73	2018	10/21/2021	5 to 40 years
Savannah - E Victory	GA		1,127	21,213	10	1,127	21,223	22,350	89	2018	10/21/2021	5 to 40 years
Stanley	NC		1,792	12,343	6	1,792	12,349	14,141	54	2017	10/21/2021	5 to 40 years
Henrico - Cox Rd	VA		341	13,963	-	341	13,963	14,304	30	2016	11/16/2021	5 to 40 years
Portland - Riverside	ME		1,669	18,203	35	1,669	18,238	19,907	42	2020	12/2/2021	5 to 40 years
New Lenox - West Haven	IL		1,705	17,136	30	1,705	17,166	18,871	41	2020	12/8/2021	5 to 40 years
Orlando - E Colonial	FL		2,746	9,661	2	2,746	9,663	12,409	21	2002 / 2016	12/10/2021	5 to 40 years
Largo - Belcher	FL		1,715	16,833	4	1,715	16,837	18,552	36	2001	12/13/2021	5 to 40 years
Tampa - Gunn Highway	FL		2,113	15,166	4	2,113	15,170	17,283	32	2001	12/13/2021	5 to 40 years
Tampa - E Fletcher Ave	FL		2,076	13,699	5	2,076	13,704	15,780	29	2001	12/13/2021	5 to 40 years
Lakeland - Robin Rd	FL		1,103	11,522	4	1,103	11,526	12,629	24	2007	12/13/2021	5 to 40 years
Lutz - State Rd 54	FL		1,597	12,502	4	1,597	12,506	14,103	27	2001	12/13/2021	5 to 40 years
Tampa - Bruce D Downs Blvd	FL		1,276	13,061	5	1,276	13,066	14,342	27	2007	12/13/2021	5 to 40 years
Riverview - Boyete	FL		1,154	11,202	5	1,154	11,207	12,361	24	2002	12/13/2021	5 to 40 years
Seffner	FL		1,377	16,929	5	1,377	16,934	18,311	36	2000	12/13/2021	5 to 40 years
Spring Hill	FL		954	12,895	5	954	12,900	13,854	27	2004	12/13/2021	5 to 40 years
Largo - Starkey	FL		1,692	16,864	4	1,692	16,868	18,560	35	1990	12/13/2021	5 to 40 years
Wesley Chapel	FL		1,664	17,377	4	1,664	17,381	19,045	37	2008	12/13/2021	5 to 40 years
Tampa - W Fletcher Ave	FL		2,277	12,550	4	2,277	12,554	14,831	26	2003	12/13/2021	5 to 40 years
Decatur - Covington	GA		2,452	13,126	4	2,452	13,130	15,582	28	1999	12/13/2021	5 to 40 years
Lithia Springs	GA		2,057	8,978	4	2,057	8,982	11,039	19	1996 / 2014	12/13/2021	5 to 40 years
Lithonia	GA		3,006	19,232	4	3,006	19,236	22,242	40	1999	12/13/2021	5 to 40 years

					Cost
					Capitalized
					Subsequent							Life on
					to	Gross Amount at Which						which
			Initial Cost to Company		Acquisition	Carried at Close of Period						depreciation
				Building,	Building,		Building,					in latest
				Equipment	Equipment		Equipment					income
New		Encum		and	and		and		Accum.	Date of	Date	statement
Description	ST	brance	Land	Impvmts.	Impvmts.	Land	Impvmts.	Total	Deprec.	Const.	Acquired	is computed
Norcross	GA		1,572	8,064	4	1,572	8,068	9,640	17	1994	12/13/2021	5 to 40 years
Roswell	GA		2,134	6,447	4	2,134	6,451	8,585	14	1998	12/13/2021	5 to 40 years
Shady Springs	GA		2,688	11,397	4	2,688	11,401	14,089	24	1999	12/13/2021	5 to 40 years
Stockbridge	GA		3,275	17,738	5	3,275	17,743	21,018	37	1998	12/13/2021	5 to 40 years
Stone Mountain	GA		2,961	12,119	5	2,961	12,124	15,085	26	2001	12/13/2021	5 to 40 years
Batavia	IL		1,881	17,160	4	1,881	17,164	19,045	36	1990	12/13/2021	5 to 40 years
Chicago - N Des Plaines	IL		5,276	19,420	4	5,276	19,424	24,700	41	2003	12/13/2021	5 to 40 years
Lake Zurich	IL		887	13,438	4	887	13,442	14,329	28	2002	12/13/2021	5 to 40 years
Sanford - W SR 46	FL		2,989	10,924	4	2,989	10,928	13,917	24	2015	12/15/2021	5 to 40 years
Broomfield	CO		2,652	13,159	54	2,652	13,213	15,865	—	2017	12/16/2021	5 to 40 years
Loveland	CO		1,074	15,781	4	1,074	15,785	16,859	—	2017	12/16/2021	5 to 40 years
Palmetto - 96th St E	FL		737	19,623	30	737	19,653	20,390	3	2020	12/20/2021	5 to 40 years
Southington	CT		1,111	7,913	3	1,111	7,916	9,027	—	2019	12/28/2021	5 to 40 years
Milford	CT		2,613	16,328	4	2,613	16,332	18,945	—	2018	12/28/2021	5 to 40 years
Meriden	CT		1,123	9,205	4	1,123	9,209	10,332	—	2008	12/28/2021	5 to 40 years
Glastonbury	CT		1,556	9,575	4	1,556	9,579	11,135	—	2006	12/28/2021	5 to 40 years
Plainville	CT		2,166	10,137	4	2,166	10,141	12,307	—	2006	12/28/2021	5 to 40 years
West Hartford - New Park Ave	CT		1,892	12,111	4	1,892	12,115	14,007	—	2008	12/28/2021	5 to 40 years
Construction in Progress			—	—	44,592	—	44,592	44,592	—	2021
Corporate Office	NY		—	68	54,808	1,633	53,243	54,876	34,440	2000	5/1/2000	5 to 40 years
		$37,030	$1,171,403	$5,109,220	$809,834	$1,185,976	$5,904,481	$7,090,457	$1,007,650

(dollars in thousands)

	December 31,	December 31,	December 31,
	2021	2020	20109
Cost:
Balance at beginning of period	$5,330,323	$4,749,473	$4,398,939
Additions during period:
Acquisitions through foreclosure	—	—	—
Other acquisitions	1,675,366	523,922	424,578
Improvements, etc.	85,515	57,437	92,262
	1,760,881	581,359	516,840
Deductions during period:
Cost of assets disposed	(747)	(509)	(166,306)
Impairment write-down	—	—	—
Casualty loss	—	—	—
	(747)	(509)	(166,306)
Balance at close of period	$7,090,457	$5,330,323	$4,749,473
Accumulated Depreciation:
Balance at beginning of period	$873,178	$756,333	$704,681
Additions during period:
Depreciation expense	134,773	117,168	104,218
	134,773	117,168	104,218
Deductions during period:
Accumulated depreciation of assets disposed	(301)	(323)	(52,566)
Accumulated depreciation on impaired asset	—	—	—
Accumulated depreciation on casualty loss	—	—	—
	(301)	(323)	(52,566)
Balance at close of period	$1,007,650	$873,178	$756,333

The aggregate cost of real estate for U.S. federal income tax purposes is $6,947,483 at December 31, 2021.