Form 10-Q
period 2022-03-31
LIFE STORAGE, INC.; LIFE STORAGE LP
filed 2022-05-05
CIK 944314, 1060224

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

or

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

As of April 29, 2022, 84,364,912 shares of Common Stock, $.01 par value per share, were outstanding.

EXPLANATORY NOTE

This report combines the quarterly reports on Form 10-Q for the period ended March 31, 2022 of Life Storage, Inc. (the “Parent Company”) and Life Storage LP (the “Operating Partnership”). The Parent Company is a real estate investment trust, or REIT, that owns its assets and conducts its operations through the Operating Partnership, a Delaware limited partnership, and subsidiaries of the Operating Partnership. The Parent Company, the Operating Partnership and their consolidated subsidiaries are collectively referred to in this report as the “Company.” In addition, terms such as “we,” “us,” or “our” used in this report may refer to the Company, the Parent Company and/or the Operating Partnership.

Life Storage Holdings, Inc., a wholly-owned subsidiary of the Parent Company (“Holdings”), is the sole general partner of the Operating Partnership; the Parent Company is a limited partner of the Operating Partnership, and through its ownership of Holdings and its limited partnership interest, controls the operations of the Operating Partnership, holding a 98.1% ownership interest therein as of March 31, 2022, assuming the conversion of all preferred operating partnership units at that date. The remaining ownership interests in the Operating Partnership are held by certain former owners of assets acquired by the Operating Partnership. As the owner of the sole general partner of the Operating Partnership, the Parent Company has full and complete authority over the Operating Partnership’s day-to-day operations and management.

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

Part I. Financial Information

Item 1. Financial Statements

LIFE STORAGE, INC.

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except share data)	March 31, 2022 (unaudited)	December 31, 2021
Assets
Investment in storage facilities:
Land	$1,224,576	$1,185,976
Building, equipment, and construction in progress	6,229,832	5,904,481
	7,454,408	7,090,457
Less: accumulated depreciation	(1,048,299)	(1,007,650)
Investment in storage facilities, net	6,406,109	6,082,807
Cash and cash equivalents	50,206	171,865
Accounts receivable	18,209	17,784
Receivable from unconsolidated joint ventures	804	333
Investment in unconsolidated joint ventures	214,641	213,003
Prepaid expenses	12,462	9,918
Trade name	16,500	16,500
Other assets	40,560	44,387
Total Assets	$6,759,491	$6,556,597
Liabilities
Line of credit	$135,000	$—
Term notes, net	2,748,787	2,747,838
Accounts payable and accrued liabilities	112,136	131,778
Deferred revenue	29,495	27,277
Mortgages payable	36,837	37,030
Total Liabilities	3,062,255	2,943,923
Noncontrolling redeemable Preferred Operating Partnership Units at redemption value	90,761	90,783
Noncontrolling redeemable Common Operating Partnership Units at redemption value	131,780	142,892
Shareholders’ Equity
Common stock $.01 par value, 200,000,000 shares authorized, 84,307,259 shares outstanding at March 31, 2022 (83,565,710 at December 31, 2021)	843	836
Additional paid-in capital	3,791,598	3,697,000
Dividends in excess of net income	(313,851)	(314,713)
Accumulated other comprehensive loss	(3,895)	(4,124)
Total Shareholders’ Equity	3,474,695	3,378,999
Total Liabilities and Shareholders’ Equity	$6,759,491	$6,556,597

See notes to consolidated financial statements.

LIFE STORAGE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended March 31,
(dollars in thousands, except per share data)	2022	2021
Revenues
Rental income	$205,509	$150,283
Tenant reinsurance	17,267	12,619
Other operating income	10,714	8,985
Total operating revenues	233,490	171,887
Expenses
Property operations and maintenance	42,368	33,740
Tenant reinsurance	6,847	4,780
Real estate taxes	24,523	19,887
General and administrative	15,826	14,183
Depreciation and amortization	46,401	33,359
Total operating expenses	135,965	105,949
Income from operations	97,525	65,938
Other income (expenses)
Interest expense	(24,240)	(20,346)
Interest and dividend income	15	779
Equity in income of joint ventures	2,118	1,221
Net income	75,418	47,592
Net income attributable to noncontrolling preferred interests in the Operating Partnership	(996)	—
Net income attributable to noncontrolling common interests in the Operating Partnership	(847)	(209)
Net income attributable to common shareholders	$73,575	$47,383
Earnings per common share attributable to common shareholders – basic	$0.88	$0.63
Earnings per common share attributable to common shareholders – diluted	$0.88	$0.63
Common shares used in basic earnings per share calculation	83,644,426	75,387,332
Common shares used in diluted earnings per share calculation	83,837,773	75,510,201
Dividends declared per common share	$1.00	$0.74

See notes to consolidated financial statements.

LIFE STORAGE, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

	Three Months Ended March 31,
(dollars in thousands)	2022	2021
Net income	$75,418	$47,592
Other comprehensive income:
Effective portion of gain on derivatives net of reclassification to interest expense	229	229
Total comprehensive income	75,647	47,821
Comprehensive income attributable to noncontrolling interests in the Operating Partnership	(1,846)	(210)
Comprehensive income attributable to common shareholders	$73,801	$47,611

See notes to consolidated financial statements.

LIFE STORAGE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(dollars in thousands)	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021
Operating Activities
Net income	$75,418	$47,592
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	46,401	33,359
Amortization of debt issuance costs and bond discount	1,328	1,062
Equity in income of joint ventures	(2,118)	(1,221)
Distributions from unconsolidated joint ventures	4,024	2,547
Non-vested stock earned	1,661	1,453
Deferred income taxes	10	64
Other	(159)	(67)
Changes in assets and liabilities (excluding the effects of acquisitions):
Accounts receivable	(406)	705
Prepaid expenses	(2,396)	(3,862)
(Advances to) receipts from joint ventures	(471)	544
Accounts payable and other liabilities	(19,233)	(16,949)
Deferred revenue	1,284	1,865
Net cash provided by operating activities	105,343	67,092
Investing Activities
Acquisition of storage facilities, net of cash acquired	(350,662)	(265,197)
Improvements, equipment additions, and construction in progress	(15,985)	(10,228)
Return of investment in unconsolidated joint ventures	—	2,573
Investment in unconsolidated joint ventures	(3,450)	(1,330)
Property deposits	1,260	(519)
Net cash used in investing activities	(368,837)	(274,701)
Financing Activities
Net proceeds from sale of common stock	92,943	180,529
Proceeds from line of credit	170,000	76,000
Repayments of line of credit	(35,000)	(33,000)
Dividends paid - common stock	(83,637)	(55,840)
Distributions to noncontrolling interest holders	(1,978)	(247)
Redemption of operating partnership units	(75)	(63)
Mortgage principal payments	(129)	(117)
Net cash provided by financing activities	142,124	167,262
Net decrease in cash and restricted cash	(121,370)	(40,347)
Cash and restricted cash at beginning of period	176,434	58,771
Cash and restricted cash at end of period	$55,064	$18,424
Supplemental cash flow information
Cash paid for interest, net of interest capitalized	$15,319	$15,118
Cash (received) paid for income taxes, net of refunds	$(172)	$(312)

See notes to consolidated financial statements.

LIFE STORAGE LP

CONSOLIDATED BALANCE SHEETS

(dollars in thousands)	March 31, 2022 (unaudited)	December 31, 2021
Assets
Investment in storage facilities:
Land	$1,224,576	$1,185,976
Building, equipment, and construction in progress	6,229,832	5,904,481
	7,454,408	7,090,457
Less: accumulated depreciation	(1,048,299)	(1,007,650)
Investment in storage facilities, net	6,406,109	6,082,807
Cash and cash equivalents	50,206	171,865
Accounts receivable	18,209	17,784
Receivable from unconsolidated joint ventures	804	333
Investment in unconsolidated joint ventures	214,641	213,003
Prepaid expenses	12,462	9,918
Trade name	16,500	16,500
Other assets	40,560	44,387
Total Assets	$6,759,491	$6,556,597
Liabilities
Line of credit	$135,000	$—
Term notes, net	2,748,787	2,747,838
Accounts payable and accrued liabilities	112,136	131,778
Deferred revenue	29,495	27,277
Mortgages payable	36,837	37,030
Total Liabilities	3,062,255	2,943,923
Limited partners’ preferred redeemable capital interest at redemption value (3,590,603 units outstanding at March 31, 2022 and December 31, 2021)	90,761	90,783
Limited partners’ common redeemable capital interest at redemption value (960,208 and 960,708 units outstanding at March 31, 2022 and December 31, 2021, respectively)	131,780	142,892
Partners’ Capital
General partner (888,493 and 881,030 units outstanding at March 31, 2022 and December 31, 2021, respectively)	36,986	36,131
Limited partners (83,418,766 and 82,684,680 units outstanding at March 31, 2022 and December 31, 2021, respectively)	3,441,604	3,346,992
Accumulated other comprehensive loss	(3,895)	(4,124)
Total Partners’ Capital	3,474,695	3,378,999
Total Liabilities and Partners’ Capital	$6,759,491	$6,556,597

See notes to consolidated financial statements.

LIFE STORAGE LP

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended March 31,
(dollars in thousands, except per unit data)	2022	2021
Revenues
Rental income	$205,509	$150,283
Tenant reinsurance	17,267	12,619
Other operating income	10,714	8,985
Total operating revenues	233,490	171,887
Expenses
Property operations and maintenance	42,368	33,740
Tenant reinsurance	6,847	4,780
Real estate taxes	24,523	19,887
General and administrative	15,826	14,183
Depreciation and amortization	46,401	33,359
Total operating expenses	135,965	105,949
Income from operations	97,525	65,938
Other income (expenses)
Interest expense	(24,240)	(20,346)
Interest and dividend income	15	779
Equity in income of joint ventures	2,118	1,221
Net income	75,418	47,592
Net income attributable to noncontrolling preferred interests in the Operating Partnership	(996)	—
Net income attributable to noncontrolling common interests in the Operating Partnership	(847)	(209)
Net income attributable to common unitholders	$73,575	$47,383
Earnings per common unit attributable to common unitholders – basic	$0.88	$0.63
Earnings per common unit attributable to common unitholders – diluted	$0.88	$0.63
Common units used in basic earnings per unit calculation	83,644,426	75,387,332
Common units used in diluted earnings per unit calculation	83,837,773	75,510,201
Distributions declared per common unit	$1.00	$0.74
Net income attributable to general partner	$754	$476
Net income attributable to limited partners	$72,821	$46,907

See notes to consolidated financial statements.

LIFE STORAGE LP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

	Three Months Ended March 31,
(dollars in thousands)	2022	2021
Net income	$75,418	$47,592
Other comprehensive income:
Effective portion of gain on derivatives net of reclassification to interest expense	229	229
Total comprehensive income	75,647	47,821
Comprehensive income attributable to noncontrolling interests in the Operating Partnership	(1,846)	(210)
Comprehensive income attributable to common unitholders	$73,801	$47,611

See notes to consolidated financial statements.

LIFE STORAGE LP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(dollars in thousands)	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021
Operating Activities
Net income	$75,418	$47,592
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	46,401	33,359
Amortization of debt issuance costs and bond discount	1,328	1,062
Equity in income of joint ventures	(2,118)	(1,221)
Distributions from unconsolidated joint ventures	4,024	2,547
Non-vested stock earned	1,661	1,453
Deferred income taxes	10	64
Other	(159)	(67)
Changes in assets and liabilities (excluding the effects of acquisitions):
Accounts receivable	(406)	705
Prepaid expenses	(2,396)	(3,862)
(Advances to) receipts from joint ventures	(471)	544
Accounts payable and other liabilities	(19,233)	(16,949)
Deferred revenue	1,284	1,865
Net cash provided by operating activities	105,343	67,092
Investing Activities
Acquisition of storage facilities, net of cash acquired	(350,662)	(265,197)
Improvements, equipment additions, and construction in progress	(15,985)	(10,228)
Return of investment in unconsolidated joint ventures	—	2,573
Investment in unconsolidated joint ventures	(3,450)	(1,330)
Property deposits	1,260	(519)
Net cash used in investing activities	(368,837)	(274,701)
Financing Activities
Net proceeds from sale of partnership units	92,943	180,529
Proceeds from line of credit	170,000	76,000
Repayments of line of credit	(35,000)	(33,000)
Distributions to unitholders	(83,637)	(55,840)
Distributions to noncontrolling interest holders	(1,978)	(247)
Redemption of operating partnership units	(75)	(63)
Mortgage principal payments	(129)	(117)
Net cash provided by financing activities	142,124	167,262
Net decrease in cash and restricted cash	(121,370)	(40,347)
Cash and restricted cash at beginning of period	176,434	58,771
Cash and restricted cash at end of period	$55,064	$18,424
Supplemental cash flow information
Cash paid for interest, net of interest capitalized	$15,319	$15,118
Cash (received) paid for income taxes, net of refunds	$(172)	$(312)

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. BASIS OF PRESENTATION

The accompanying unaudited financial statements of Life Storage, Inc. (the “Parent Company”) and Life Storage LP (the “Operating Partnership”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022. Share and per share amounts and unit and per unit amounts as of and for all periods presented have been adjusted to reflect the impact of the three-for-two distribution of common stock announced by the Company on January 4, 2021 and distributed on January 27, 2021 to shareholders and unitholders of record on January 15, 2021.

2. ORGANIZATION

The Parent Company operates as a self-administered and self-managed real estate investment trust (a “REIT”) that owns and operates self-storage properties. All of the Parent Company’s assets are owned by, and all its operations are conducted through, the Operating Partnership. Life Storage Holdings, Inc., a wholly-owned subsidiary of the Parent Company (“Holdings”), is the sole general partner of the Operating Partnership; the Parent Company is a limited partner of the Operating Partnership and, through its ownership of Holdings and its limited partnership interest, controls the operations of the Operating Partnership, holding a 98.1% ownership interest therein as of March 31, 2022, assuming the conversion of all preferred operating partnership units at that date. The remaining ownership interests in the Operating Partnership (the “Units”) are held by certain former owners of assets acquired by the Operating Partnership. The Parent Company, the Operating Partnership and their consolidated subsidiaries are collectively referred to in this report as the “Company.” In addition, terms such as “we,” “us,” or “our” used in this report may refer to the Company, the Parent Company and/or the Operating Partnership.

At March 31, 2022, we had an ownership interest in and/or managed 1,105 self-storage properties in 36 states. Among our 1,105 self-storage properties are 117 properties that we manage for unconsolidated joint ventures (see Note 10) and 261 properties that we manage and in which we have no ownership interest.

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

Included in the Parent Company’s consolidated balance sheets are noncontrolling redeemable Operating Partnership Units and included in the Operating Partnership’s consolidated balance sheets are limited partners’ redeemable capital interests at redemption value. These interests are presented in the “mezzanine” section of the consolidated balance sheets because they do not meet the functional definition of a liability or equity under current accounting literature. These represent the outside ownership interests of the limited partners in the Operating Partnership. There were 960,208 and 960,708 common noncontrolling redeemable Operating Partnership Units outstanding at March 31, 2022 and December 31, 2021, respectively, and 3,590,603 preferred noncontrolling redeemable Operating Partnership Units outstanding at both March 31, 2022 and December 31, 2021. The preferred noncontrolling redeemable Operating Partnership Units rank senior to all other partnership interests with respect to distributions and liquidation.

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

The Company accounts for the noncontrolling redeemable Operating Partnership Units under the provisions of Accounting Standards Codification (ASC) Topic 480-10-S99. The application of the ASC Topic 480-10-S99 accounting model requires the noncontrolling interest to follow normal noncontrolling interest accounting and then be marked to redemption value at the end of each reporting period if higher (but never adjusted below that normal noncontrolling interest accounting amount) for the common noncontrolling redeemable Operating Partnership Units. The offset to the adjustment to the carrying amount of the common noncontrolling redeemable Operating Partnership Units is reflected in the Company’s dividends in excess of net income and in the Operating Partnership’s general partner and limited partners capital balances. Accordingly, in the accompanying consolidated balance sheets, common noncontrolling redeemable Operating Partnership Units are reflected at redemption value at March 31, 2022 and December 31, 2021, equal to the number of common noncontrolling interest units outstanding multiplied by the fair market value of the Parent Company’s common stock at that date. Redemption value exceeded the value determined under the Company’s historical basis of accounting at those dates. ASC Topic 480-10-S99 requires the preferred noncontrolling redeemable Operating Partnership Units to be valued at fair value as of the date of issuance and to continue to be recorded at the value determined at initial measurement plus any accrued distributions.

The following is a reconciliation of the Parent Company’s common noncontrolling redeemable Operating Partnership Units and the Operating Partnership’s limited partners’ redeemable common capital interest for the period:

(dollars in thousands)	Three Months Ended March 31, 2022
Beginning balance	$142,892
Net income attributable to noncontrolling common interests in the Operating Partnership	847
Redemption of units	(75)
Distributions	(960)
Adjustment to redemption value	(10,924)
Ending balance	$131,780

The following is a reconciliation of the Parent Company’s preferred noncontrolling redeemable Operating Partnership Units and the Operating Partnership’s limited partners’ redeemable preferred capital interest for the period:

(dollars in thousands)	Three Months Ended March 31, 2022
Beginning balance	$90,783
Net income attributable to noncontrolling preferred interests in the Operating Partnership	996
Distributions	(1,018)
Ending balance	$90,761

Subsequent to March 31, 2021, due to growth in the Company's tenant reinsurance program, tenant reinsurance revenues and expenses are presented separately on the consolidated statements of operations. The March 31, 2021 consolidated statements of operations have been revised accordingly to comply with this presentation. Prior to this change in presentation, such tenant reinsurance revenues and expenses were included in other income and expenses were included in other income and property operations and maintenance expense, respectively, in the Company's consolidated statements of operations. The disaggregated revenues of the Company presented in accordance with ASC Topic 606 “Revenue from Contracts with Customers” are as follows:

(dollars in thousands)	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021
Rental income	$205,509	$150,283
Revenues related to tenant reinsurance	17,267	12,619
Management and acquisition fee income	5,856	4,590
Other	4,858	4,395
Total operating revenues	$233,490	$171,887

Management and acquisition fee income is included in other operating income in the consolidated statements of operations.

During the three months ended March 31, 2022, approximately 16% and 15% of the Company’s revenue was derived from self-storage facilities in the states of Texas and Florida, respectively.

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

For the three months ended March 31, 2022 and 2021, the Company recorded compensation expense of $1,661,000 and $1,453,000, respectively, related to amortization of non-vested stock grants and performance-based awards.

During the three months ended March 31, 2022, 5,250 options were exercised by directors of the Company at a weighted average exercise price of $32.95 per share. No stock options were exercised by employees or directors during the three months ended March 31, 2021.

During the three months ended March 31, 2022, the Company issued 9,574 shares of non-vested stock to employees which vest over five year periods from the respective grant dates. The per-share fair market value on the date of grant of the non-vested stock issued during the three months ended March 31, 2022 ranged from $134.69 to $149.73, resulting in an aggregate fair value of $1.4 million. During the three months ended March 31, 2022 and 2021, 9,079 and 9,307 shares of non-vested stock, respectively, vested.

During the three months ended March 31, 2022, the Company granted performance-based awards that entitle recipients to earn up to 10,148 shares of Company stock if certain performance criteria are achieved over a three-year period. The Company estimated the aggregate fair value of the awards on the grant date to be $0.8 million.

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

(Dollars in thousands)	March 31, 2022	December 31, 2021	March 31, 2021
Cash	$50,206	$171,865	$13,914
Restricted cash	4,858	4,569	4,510
Total cash and restricted cash	$55,064	$176,434	$18,424

5. INVESTMENT IN STORAGE FACILITIES AND INTANGIBLE ASSETS

The following summarizes our activity in storage facilities during the three months ended March 31, 2022:

(dollars in thousands)
Cost:
Beginning balance	$7,090,457
Acquisition of storage facilities	348,017
Improvements and equipment additions	10,693
Net increase in construction in progress	5,430
Dispositions	(189)
Ending balance	$7,454,408
Accumulated Depreciation:
Beginning balance	$1,007,650
Additions during the period	40,800
Dispositions	(151)
Ending balance	$1,048,299

The Company acquired 18 self-storage facilities during the three months ended March 31, 2022. The acquisitions of these facilities were accounted for as asset acquisitions. The costs of the facilities, including closing costs, were allocated to land, building, equipment and improvements, and in-place customer leases based upon their relative fair values. The operating results of the facilities acquired have been included in the Company's operations since the respective acquisition dates.

The purchase prices of the facilities acquired in 2022 have been assigned as follows:

(dollars in thousands)				Consideration paid		Acquisition Date Fair Value
States	Number of Properties	Date of Acquisition	Purchase Price	Cash Paid	Net Other Liabilities (Assets) Assumed	Land	Building, Equipment, and Improvements	In-Place Customer Leases
CA	6	1/4/2022	$165,225	$165,160	$65	$20,321	$143,243	$1,661
GA, NC, SC	3	3/11/2022	48,586	48,446	140	3,926	44,300	360
IL, NC, TX	8	3/15/2022	116,048	115,410	638	12,292	102,439	1,317
MD	1	3/28/2022	21,651	21,646	5	1,640	19,856	155
Total acquired in 2022	18		$351,510	$350,662	$848	$38,179	$309,838	$3,493

Non-cash investing activities during the three months ended March 31, 2022 include the assumption of net other liabilities totaling $0.8 million.

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

In-place customer leases are included in other assets on the Company’s consolidated balance sheets as follows:

(Dollars in thousands)	March 31, 2022	December 31, 2021
In-place customer leases	$111,279	$107,786
Accumulated amortization	(99,425)	(93,820)
Net carrying value at the end of period	$11,854	$13,966

Amortization expense related to in-place customer leases was $5.6 million and $2.1 million for the three months ended March 31, 2022 and 2021, respectively, and is included in depreciation and amortization expense on the consolidated statements of operations.

Change in Useful Life Estimates

As part of the Company’s capital improvement efforts, buildings at certain self-storage facilities were identified for replacement during 2020, 2021, and 2022. As a result of the decision to replace these buildings, the Company reassessed the estimated useful lives of the then existing buildings. This useful life reassessment resulted in an increase in depreciation expense of approximately $0.1 million during the three months ended March 31, 2022 and approximately $1.4 million during the three months ended March 31, 2021. The Company estimates that due to buildings recently identified for replacement, the change in estimated useful lives of buildings identified for replacement as of March 31, 2022 will have a minimal impact on depreciation expense during the remainder of 2022.

The accelerated depreciation resulting from the events discussed above had minimal impact on earnings per share/unit for the three months ended March 31, 2022 and reduced both basic and diluted earnings per share/unit by $0.02 for the three months ended March 31, 2021.

6. UNSECURED LINE OF CREDIT AND TERM NOTES

Borrowings outstanding on our unsecured line of credit and term notes are as follows:

(Dollars in thousands)	March 31, 2022	December 31, 2021
Revolving line of credit borrowings	$135,000	$—

Term note due April 8, 2024	$175,000	$175,000
Senior term note due July 1, 2026	600,000	600,000
Senior term note due December 15, 2027	450,000	450,000
Term note due July 21, 2028	200,000	200,000
Senior term note due June 15, 2029	350,000	350,000
Senior term note due October 15, 2030	400,000	400,000
Senior term note due October 15, 2031	600,000	600,000
Total term note principal balance outstanding	2,775,000	2,775,000
Less: unamortized debt issuance costs	(15,427)	(16,008)
Less: unamortized senior term note discount	(10,786)	(11,154)
Term notes payable	$2,748,787	$2,747,838

The Company’s unsecured amended credit agreement includes a revolving credit facility with a limit of $500 million with a maturity date of March 10, 2023, and initially included a term note in the principal amount of $100 million with a maturity date of June 4, 2020. Such credit agreement provides for interest on the revolving credit facility at a variable annual rate equal to LIBOR plus a margin based on the Company’s credit rating (at March 31, 2022 the margin is 0.95%), interest on any term notes at a variable annual rate equal to LIBOR plus a margin based on the Company’s credit rating (at March 31, 2022 the margin is 1.00%), and requires an annual facility fee on the revolving credit facility which varies based upon the Company’s credit rating (at March 31, 2022 the facility fee is 0.15%). The interest rate on the Company’s revolving credit facility at March 31, 2022 was approximately 1.40% (1.05% at December 31, 2021) and the interest rate on any term notes at March 31, 2022 was approximately 1.45% (1.10% at December 31, 2021). At March 31, 2022 there was $364.9 million available on the unsecured line of credit. The Company has the option under this credit facility to increase the total aggregate borrowing capacity of the facilities to $900 million.

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

The 2031 Senior Notes, the 2030 Senior Notes, the 2029 Senior Notes, the 2027 Senior Notes and the 2026 Senior Notes are all fully and unconditionally guaranteed by the Parent Company. The indenture under which the 2031 Senior Notes, the 2030 Senior Notes, the 2029 Senior Notes, the 2027 Senior Notes and the 2026 Senior Notes were issued restricts the ability of the Company and its subsidiaries to incur debt unless the Company and its consolidated subsidiaries comply with a leverage ratio not to exceed 60% and an interest coverage ratio of more than 1.5:1 on all outstanding debt, after giving effect to the incurrence of the debt. The indenture also restricts the ability of the Company and its subsidiaries to incur secured debt unless the Company and its consolidated subsidiaries comply with a secured debt leverage ratio not to exceed 40% after giving effect to the incurrence of the debt. The indenture also contains other financial and customary covenants, including a covenant not to own unencumbered assets with a value less than 150% of the unsecured indebtedness of the Company and its consolidated subsidiaries. At March 31, 2022, the Company was in compliance with such covenants.

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

The line of credit and term notes require the Company to meet certain financial covenants, measured on a quarterly basis, including prescribed leverage, fixed charge coverage, minimum net worth, limitations on additional indebtedness and limitations on dividend payouts. At March 31, 2022, the Company was in compliance with such covenants.

We believe that if operating results remain consistent with historical levels and levels of other debt and liabilities remain consistent with amounts outstanding at March 31, 2022, the entire availability on the line of credit could be drawn without violating our debt covenants.

The Company’s fixed rate term notes contain a provision that allows for the noteholders to call the debt upon a change of control of the Company at an amount that includes a make whole premium based on rates in effect on the date of the change of control.

Deferred debt issuance costs and the discount on the outstanding term notes are both presented as reductions of term notes in the accompanying consolidated balance sheets at March 31, 2022 and December 31, 2021. Amortization expense related to deferred debt issuance costs was $0.7 million and $0.6 million for the three months ended March 31, 2022 and 2021, respectively, and is included in interest expense in the consolidated statements of operations.

7. MORTGAGES PAYABLE AND DEBT MATURITIES

Mortgages payable at March 31, 2022 and December 31, 2021 consist of the following:

(dollars in thousands)	March 31, 2022	December 31, 2021
4.065% mortgage note due April 1, 2023, secured by one self- storage facility with an aggregate net book value of $7.0 million, principal and interest paid monthly (effective interest rate 4.27%)	$3,701	$3,728
5.26% mortgage note due November 1, 2023, secured by one self-storage facility with an aggregate net book value of $7.6 million, principal and interest paid monthly (effective interest rate 5.52%)	3,628	3,650
4.4625% mortgage notes due December 6, 2024, secured by three self-storage facilities with an aggregate net book value of $54.1 million, principal and interest paid monthly (effective interest rate 3.16%)	22,362	22,427
4.44% mortgage note due July 6, 2025, secured by one self-storage facility with an aggregate net book value of $13.3 million, principal and interest paid monthly (effective interest rate 4.44%)	6,198	6,228
5.99% mortgage note due May 1, 2026, secured by one self- storage facility with an aggregate net book value of $6.3 million, principal and interest paid monthly (effective interest rate 6.51%)	948	997
Total mortgages payable	$36,837	$37,030

The table below summarizes the Company’s debt obligations at March 31, 2022. The estimated fair value of financial instruments is subjective in nature and is dependent on a number of important assumptions, including discount rates and relevant comparable market information associated with each financial instrument. The fair value of the fixed rate term notes and mortgage notes were estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. These assumptions are considered Level 2 inputs within the fair value hierarchy as described in Note 9. The carrying values of our variable rate debt instruments approximate their fair values as these debt instruments bear interest at current market rates that approximate market participant rates. This is considered a Level 2 input within the fair value hierarchy. The use of different market assumptions and estimation methodologies may have a material effect on the reported estimated fair value amounts. Accordingly, the estimates presented below are not necessarily indicative of the amounts the Company would realize in a current market exchange.

		Expected Maturity Date Including Discount
(dollars in thousands)	2022	2023	2024	2025	2026	Thereafter	Total	Fair Value
Line of credit - variable rate LIBOR + 0.95% (1.40% at March 31, 2022)	$—	$135,000	$—	$—	$—	$—	$135,000	$135,000
Notes Payable:
Term note - fixed rate 4.533%	—	—	175,000	—	—	—	175,000	179,798
Term note - fixed rate 3.50%	—	—	—	—	600,000	—	600,000	598,268
Term note - fixed rate 3.875%	—	—	—	—	—	450,000	450,000	457,354
Term note - fixed rate 3.67%	—	—	—	—	—	200,000	200,000	196,255
Term note - fixed rate 4.00%	—	—	—	—	—	350,000	350,000	354,531
Term note - fixed rate 2.20%	—	—	—	—	—	400,000	400,000	348,246
Term note - fixed rate 2.40%	—	—	—	—	—	600,000	600,000	525,011
Mortgage note - fixed rate 4.065%	81	3,620	—	—	—	—	3,701	3,701
Mortgage note - fixed rate 5.26%	62	3,566	—	—	—	—	3,628	3,659
Mortgage notes - fixed rate 4.4625%	—	—	22,362	—	—	—	22,362	21,542
Mortgage note - fixed rate 4.44%	90	126	131	5,851	—	—	6,198	6,148
Mortgage note - fixed rate 5.99%	154	216	229	243	106	—	948	978
Total	$387	$142,528	$197,722	$6,094	$600,106	$2,000,000	$2,946,837

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

The changes in AOCL for the three months ended March 31, 2022 and 2021 are summarized as follows:

(dollars in thousands)	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021
Accumulated other comprehensive loss beginning of period	$(4,124)	$(5,041)
Realized loss reclassified from accumulated other comprehensive loss to interest expense	229	229
Accumulated other comprehensive loss end of period	$(3,895)	$(4,812)

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

There are no assets or liabilities carried at fair value measured on a recurring basis on the consolidated balance sheets as of March 31, 2022 and December 31, 2021.

10. INVESTMENT IN JOINT VENTURES

A summary of the Company’s unconsolidated joint ventures is as follows:

Venture	Number of Properties at March 31, 2022	Company common ownership interest at March 31, 2022	Carrying value of investment at March 31, 2022	Carrying value of investment at December 31, 2021
Sovran HHF Storage Holdings LLC (“Sovran HHF”)[1]	36	20%	$58.1 million	$58.7 million
Sovran HHF Storage Holdings II LLC (“Sovran HHF II”)[2]	22	15%	($2.5 million)	($2.4 million)
Life Storage-HIERS Storage LLC (“HIERS”)	17	20%	$13.7 million	$13.9 million
191 V Life Storage Holdings LLC ("191 V")[3]	17	20%	$27.6 million	$27.4 million
GII Life Storage Holdings LLC (“GII”)[4]	13	35%	$50.6 million	$51.5 million
Iskalo Office Holdings, LLC (“Iskalo”)[5]	N/A	49%	($2.3 million)	($2.4 million)
Life Storage Spacemax, LLC ("Spacemax")	6	40%	$14.2 million	$14.5 million
Life Storage 898 McDonald, LLC ("McDonald")[6]	1	86%	$30.2 million	$30.0 million
Life Storage ArrowMark Venture LLC ("ArrowMark Venture")[7]	N/A	50%	$1.6 million	$1.5 million
Joint ventures with properties in development stage[8]	4	Various	$9.4 million	$8.2 million
Other unconsolidated joint ventures (9 joint ventures)	9	Various	$9.2 million	$7.4 million

[1]

As of March 31, 2022, the carrying value of the Company’s investment in Sovran HHF exceeds its share of the underlying equity in net assets of Sovran HHF by approximately $1.7 million as a result of the capitalization of certain acquisition related costs in 2008. This difference is included in the carrying value of the investment.

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

[5]	Iskalo owns the building that houses the Company’s headquarters. The Company paid rent to Iskalo of $0.4 million during each of the three months ended March 31, 2022 and March 31, 2021.

[6]

In September 2021, the Company made an additional investment of $27.3 million in McDonald which increased the Company's ownership interest in McDonald from 5% to 86%. In April 2022, the Company purchased the remaining equity interest in McDonald for total consideration of $5.2 million (see Note 17).

[7]

In October 2021, the Company executed a joint venture agreement, Life Storage ArrowMark Venture LLC, with the purpose of arranging and originating mortgage loans to owners of self-storage facilities throughout the United States. During 2021, the Company contributed $1.6 million to ArrowMark Venture as the Company's share of the funding of two mortgage loans to third-parties in 2021.

[8]

The Company has entered into four separate joint ventures, one of which is developing a self-storage facility in Ontario, Canada, two of which are developing self-storage facilities in the New York City market, and one of which is developing a self-storage facility in the Tucson, AZ, market. The Company has contributed an aggregate total of $9.4 million as its share of capital to these joint ventures.

In addition to the joint venture activity in the preceding table, Life-Storage-SERS Storage LLC ("SERS") owned three self-storage facilities which the Company acquired in September 2021 for total consideration of $51.7 million which is net of the Company's share of SERS's gain resulting from the transaction. In connection with this transaction, all non-recourse loans held by SERS were settled. As SERS no longer operates any self-storage facilities, the Company received a distribution of $2.8 million in September 2021 as the Company's return of its remaining investment in SERS. SERS is expected to be dissolved in 2022.

Based on the facts and circumstances of each of the Company’s joint ventures, the Company has determined that none of the joint ventures at March 31, 2022 are a variable interest entity (“VIE”) in accordance with ASC 810, “Consolidation.” The Company used the voting model under ASC 810 to determine whether or not to consolidate the joint ventures. Based upon each member’s substantive participation rights over the activities as stipulated in the joint venture agreements, none of the joint ventures evaluated under the voting model are consolidated by the Company. Due to the Company’s significant influence over the operations of each of the joint ventures, all above joint ventures are accounted for under the equity method of accounting.

The carrying values of the Company’s investments in joint ventures are assessed for other-than-temporary impairment on a periodic basis and no such impairments have been recorded on any of the Company’s investments in joint ventures.

As property manager of the self-storage facilities owned by each of the operational joint ventures, the Company earns management and/or call center fees based on a percentage of joint venture gross revenues. These fees earned from joint ventures, which are included in other operating income in the consolidated statements of operations, totaled $2.5 million and $1.8 million for the three months ended March 31, 2022 and 2021, respectively.

The Company’s share of the unconsolidated joint ventures’ income is as follows:

(dollars in thousands) Venture	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021
Sovran HHF	$960	$654
Sovran HHF II	475	332
Other unconsolidated joint ventures	683	235
	$2,118	$1,221

The Company does not guarantee the debt of any of its equity method investees.

We do not expect to have material future cash outlays relating to these joint ventures outside our share of capital required for future acquisitions of properties, our share of capital for the origination of nonrecourse loans by the ArrowMark Venture joint venture, our share of capital required for the development of properties under construction, and our share of the payoff of secured debt held by these joint ventures.

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

The Company recorded federal and state income tax expense of $0.4 million and $0.6 million for the three months ended March 31, 2022 and 2021, respectively. These amounts are included in general and administrative expenses in the consolidated statements of operations. At March 31, 2022 and 2021, there were no material unrecognized tax benefits, and the Company had no interest or penalties relating to uncertain tax positions during the periods then ended. Interest and penalties relating to uncertain tax positions will be recognized in income tax expense when incurred. Income taxes payable by the Company and the net deferred tax liabilities of our taxable REIT subsidiaries are classified within accounts payable and accrued liabilities in the consolidated balance sheets, while prepaid income taxes are classified within prepaid expenses. As of March 31, 2022, the Company’s taxable REIT subsidiaries have deferred tax assets totaling $0.6 million and a deferred tax liability of $2.0 million. As of December 31, 2021, the Company’s taxable REIT subsidiaries had deferred tax assets of $0.4 million and a deferred tax liability of $1.8 million. The tax years 2018-2021 remain open to examination by the major taxing jurisdictions to which the Company is subject.

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

Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per common share utilizing the two-class method.

(in thousands except per share data)	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021
Numerator:
Net income attributable to common shareholders	$73,575	$47,383
Denominator:
Denominator for basic earnings per share – weighted average shares	83,644	75,387
Effect of Dilutive Securities:
Stock options and non-vested stock	194	123
Denominator for diluted earnings per share – adjusted weighted average shares and assumed conversion	83,838	75,510
Basic earnings per common share attributable to common shareholders	$0.88	$0.63
Diluted earnings per common share attributable to common shareholders	$0.88	$0.63

Earnings Per Unit

The following table sets forth the computation of basic and diluted earnings per common unit utilizing the two-class method.

(in thousands except per unit data)	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021
Numerator:
Net income attributable to common unitholders	$73,575	$47,383
Denominator:
Denominator for basic earnings per unit – weighted average units	83,644	75,387
Effect of Dilutive Securities:
Stock options and non-vested stock	194	123
Denominator for diluted earnings per unit – adjusted weighted average units and assumed conversion	83,838	75,510
Basic earnings per common unit attributable to common unitholders	$0.88	$0.63
Diluted earnings per common unit attributable to common unitholders	$0.88	$0.63

Not included in the effect of dilutive securities above for both earnings per share and earnings per unit are 123,436 unvested restricted shares for the three months ended March 31, 2022, and 149,227 unvested restricted shares for the three months ended March 31, 2021, because their effect would be antidilutive. Additionally, not included in the effect of dilutive securities above for both earnings per share and earnings per unit for the three months ended March 31, 2022 is the effect of 3,590,603 preferred noncontrolling redeemable Operating Partnership Units as such Units are not redeemable at March 31, 2022.

13. SHAREHOLDERS’ EQUITY

The following is a reconciliation of the changes in the Parent Company’s total shareholders’ equity for the three months ended March 31, 2022:

(dollars in thousands)	Common Stock	Additional Paid-in Capital	Dividends in Excess of Net Income	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance December 31, 2021	$836	$3,697,000	$(314,713)	$(4,124)	$3,378,999
Net proceeds from issuance of common stock	7	92,764	—	—	92,771
Exercise of stock options	—	173	—	—	173
Earned portion of non-vested stock	—	1,661	—	—	1,661
Adjustment to redemption value on noncontrolling redeemable Operating Partnership units	—	—	10,924	—	10,924
Net income attributable to common shareholders	—	—	73,575	—	73,575
Amortization of terminated hedge included in AOCL	—	—	—	229	229
Dividends	—	—	(83,637)	—	(83,637)
Balance March 31, 2022	$843	$3,791,598	$(313,851)	$(3,895)	$3,474,695

The following is a reconciliation of the changes in the Parent Company’s total shareholders’ equity for the three months ended March 31, 2021:

(dollars in thousands)	Common Stock	Additional Paid-in Capital	Dividends in Excess of Net Income	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance December 31, 2020	$495	$2,671,311	$(288,667)	$(5,041)	$2,378,098
Net proceeds from issuance of common stock	18	180,511	—	—	180,529
Earned portion of non-vested stock	—	1,453	—	—	1,453
Stock dividend	252	(252)	—	—	—
Carrying value less than redemption value on redeemed noncontrolling interest	—	(4)	—	—	(4)
Adjustment to redemption value on noncontrolling redeemable Operating Partnership units	—	—	(2,358)	—	(2,358)
Net income attributable to common shareholders	—	—	47,383	—	47,383
Amortization of terminated hedge included in AOCL	—	—	—	229	229
Dividends	—	—	(55,840)	—	(55,840)
Balance March 31, 2021	$765	$2,853,019	$(299,482)	$(4,812)	$2,549,490

On December 29, 2020, the Company entered into a continuous equity offering program (“2020 Equity Program”) with multiple sales agents, pursuant to which the Company was permitted to sell up to $500 million in aggregate offering price of shares of the Company’s common stock. The 2020 Equity Program was replaced on June 15, 2021 when the Company entered into a new continuous equity offering program ("2021 Equity Program") with multiple sales agents pursuant to which the Company is permitted to sell up to $500 million in aggregate offering price of shares of the Company's stock. Actual sales under this continuous equity offering program will depend on a variety of factors and conditions, including, but not limited to, market conditions, the trading price of the Company’s common stock, and determinations of the appropriate sources of funding for the Company. The Company expects to offer, sell and issue shares of common stock under this equity program from time to time based on various factors and conditions, although the Company is under no obligation to sell any shares under this equity program.

During the three-month period ended March 31, 2022, the Company issued 686,712 shares of common stock under the 2021 Equity Program at a weighted average issue price of $136.48 per share, generating net proceeds of $92.8 million after deducting $0.9 million of sales commissions paid to the sales agents (all other related expenses were minor during the period). The Company used such proceeds primarily to fund a portion of the 18 storage facilities acquired during the three months ended March 31, 2022.

During the three months ended March 31, 2021, the Company issued 2,220,559 shares of common stock under the 2020 Equity Program at a weighted average issue price of $82.23 per share, generating net proceeds of $180.5 million after deducting $1.8 million of sales commissions paid to the sales agents, as well as other expenses of $0.3 million. The Company used such proceeds to fund a portion of the 16 storage facilities acquired during the three months ended March 31, 2021.

On August 2, 2017, the Company’s Board of Directors authorized the repurchase of up to $200 million of the Company’s outstanding common shares (“Buyback Program”). The Buyback Program allows the Company to purchase shares of its common stock in accordance with applicable securities laws on the open market, through privately negotiated transactions, or through other methods of acquiring shares. The Buyback Program may be suspended or discontinued at any time. The Company did not repurchase any outstanding common shares under the Buyback Program during the three months ended March 31, 2022 or during the three months ended March 31, 2021.

In 2013, the Company implemented a Dividend Reinvestment Plan which was suspended by the Company’s Board of Directors in 2017. As a result, the Company did not issue any shares under the Dividend Reinvestment Plan during the three months ended March 31, 2022 and 2021.

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

14. PARTNERS’ CAPITAL

The following is a reconciliation of the changes in total partners’ capital for the three months ended March 31, 2022:

(dollars in thousands)	Life Storage Holdings, Inc. General Partner	Life Storage, Inc. Limited Partner	Accumulated Other Comprehensive Income (Loss)	Total Controlling Partners’ Capital
Balance December 31, 2021	$36,131	$3,346,992	$(4,124)	$3,378,999
Net proceeds from issuance of Operating Partnership Units	927	91,844	—	92,771
Exercise of stock options	2	171	—	173
Earned portion of non-vested stock	17	1,644	—	1,661
Carrying value less than redemption value on redeemed noncontrolling interest	(1)	1	—	—
Adjustment to redemption value on noncontrolling redeemable Operating Partnership Units	—	10,924	—	10,924
Net income attributable to common unitholders	754	72,821	—	73,575
Amortization of terminated hedge included in AOCL	2	(2)	229	229
Distributions	(846)	(82,791)	—	(83,637)
Balance March 31, 2022	$36,986	$3,441,604	$(3,895)	$3,474,695

The following is a reconciliation of the changes in total partners’ capital for the three months ended March 31, 2021:

(dollars in thousands)	Life Storage Holdings, Inc. General Partner	Life Storage, Inc. Limited Partner	Accumulated Other Comprehensive Income (Loss)	Total Controlling Partners’ Capital
Balance December 31, 2020	$24,045	$2,359,094	$(5,041)	$2,378,098
Net proceeds from issuance of Operating Partnership Units	1,807	178,722	—	180,529
Earned portion of non-vested stock	14	1,439	—	1,453
Carrying value less than redemption value on redeemed noncontrolling interest	(1)	(3)	—	(4)
Adjustment to redemption value on noncontrolling redeemable Operating Partnership Units	—	(2,358)	—	(2,358)
Net income attributable to common unitholders	476	46,907	—	47,383
Amortization of terminated hedge included in AOCL	2	(2)	229	229
Distributions	(561)	(55,279)	—	(55,840)
Balance March 31, 2021	$25,782	$2,528,520	$(4,812)	$2,549,490

15. RECENT ACCOUNTING PRONOUNCEMENTS

In August 2020, the FASB issued ASU 2020-06, “Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40: Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity,” which reduced the number of accounting models for convertible debt instruments and convertible preferred stock, thus simplifying the accounting for convertible instruments. ASU 2020-06 is effective for annual periods beginning after December 31, 2021, and interim periods within those annual periods, and is therefore effective for the Company as of January 1, 2022. Management has evaluated the impact of the adoption of ASU 2020-06 on the Company, including, but not limited to, the accounting for the Company's noncontrolling redeemable Operating Partnership Units, and has concluded that the adoption of ASU 2020-06 did not have a material impact on the Company.

16. COMMITMENT AND CONTINGENCIES

The Company’s lease population is comprised of leases for land and/or buildings in which certain of the Company’s self-storage facilities operate, as well as leases of warehousing and corporate office space. All leases where the Company is the lessee qualify as operating leases and the Company does not have any financing leases as of March 31, 2022. At March 31, 2022 and December 31, 2021, the Company’s aggregate right-of-use assets total $18.9 million and $19.5 million, respectively, and are included in other assets on the consolidated balance sheet. The related lease liabilities at March 31, 2022 and December 31, 2021 total $18.7 million and $19.2 million, respectively, and are included in accounts payable and accrued liabilities on the consolidated balance sheet.

Expenses related to operating leases totaled $0.7 million and $0.6 million for the three months ended March 31, 2022 and 2021, respectively. At March 31, 2022, the weighted average remaining lease term and weighted average discount rate for the Company’s operating leases were 10.1 years and 4.59%, respectively.

At March 31, 2022, the Company has approximately $24.0 million of operating lease commitments, excluding variable consideration. The undiscounted future minimum lease payments are summarized by year in the table below:

(in thousands)
2022	$2,141
2023	2,663
2024	2,584
2025	2,402
2026	2,484
Thereafter	11,697
Total	$23,971

The difference between the amounts included in the table above and the aggregate lease liability recorded in the accompanying consolidated balance sheet at March 31, 2022 is the result of the impact of the discount rate on future minimum lease payments.

At March 31, 2022, the Company was under contract to acquire 15 self-storage facilities for an aggregate purchase price of $279.1 million. During April 2022, the Company completed the acquisition of five of these self-storage facilities for an aggregate purchase price of $88.5 million. The purchases of the remaining 10 self-storage facilities are subject to customary conditions to closing, and there is no assurance that these facilities will be acquired.

At March 31, 2022, the Company has signed contracts in place with third-party contractors for expansion and enhancements at its existing facilities. The Company expects to pay $56.9 million under these contracts in 2022 and 2023.

17. SUBSEQUENT EVENTS

On April 1, 2022, the Company declared a quarterly dividend of $1.00 per common share. The dividend was paid on April 26, 2022 to shareholders of record on April 14, 2022. The total dividend paid amounted to $84.4 million.

During April 2022, the Company issued 55,736 shares of common stock under its continuous equity offering program at a weighted average issuance price of $142.83 per share, generating net proceeds of $7.9 million.

As discussed in note 16, subsequent to March 31, 2022, the Company acquired five self-storage facilities for an aggregate purchase price of $88.5 million.

In addition to the self-storage facilities under contract at March 31, 2022, subsequent to March 31, 2022, the Company entered into contracts to acquire three additional self-storage facilities for an aggregate purchase price of $54.8 million. The purchases of these self-storage facilities are subject to customary conditions to closing, and there is no assurance that these facilities will be acquired.

As discussed in Note 10, the Company acquired the remaining ownership interest in the McDonald joint venture on April 4, 2022 for cash consideration of $5.2 million. McDonald had historically been accounted for by the Company using the equity method of accounting. As a result of this transaction, the Company now owns 100% of McDonald and will consolidate McDonald in accordance with ASC 810, "Consolidation" from the date of acquisition. The allocated purchase price of McDonald also includes the carrying value of the Company's investment in McDonald at the date of acquisition which totaled $30.2 million.

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

There are a number of risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements contained in this report. Any forward-looking statements should be considered in light of the risks referenced in "Part I. Item 1A. Risk Factors" in our 2021 annual report on form 10-K filed with the Securities and Exchange Commission on February 25, 2021. Such factors include, but are not limited to:

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
•
the impact of the regulatory environment as well as national, state, and local laws and regulations including, without limitation, those governing real estate investment trusts ("REITs"), tenant reinsurance and other aspects of our business, which could adversely affect our results;
•
loss of key personnel;
•
the Company’s ability to evaluate, finance and integrate acquired self-storage facilities on expected terms into the Company’s existing business and operations;
•
the Company’s ability to effectively compete in the industry in which it does business;
•
disruptions in credit and financial markets and resulting difficulties in raising capital or obtaining credit at reasonable rates or at all, which could impede our ability to grow;
•
the Company’s existing indebtedness may mature in an unfavorable credit environment, preventing refinancing or forcing refinancing of the indebtedness on terms that are not as favorable as the existing terms;
•
interest rates may increase, impacting costs associated with the Company’s outstanding floating rate debt, if any, and impacting the Company's ability to comply with debt covenants;
•
exposure to litigation or other claims;
•
risks associated with breaches of our data security;
•
the regional concentration of the Company’s business may subject the Company to economic downturns in the states of Florida and Texas;
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

RESULTS OF OPERATIONS

FOR THE PERIOD JANUARY 1, 2022 THROUGH MARCH 31, 2022, COMPARED TO THE PERIOD JANUARY 1, 2021 THROUGH MARCH 31, 2021

We recorded rental revenues of $205.5 million for the three months ended March 31, 2022, an increase of $55.2 million or 36.7% when compared to rental revenues of $150.3 million for the same period in 2021. This increase in rental revenue was driven by a $23.0 million, or 15.7%, increase in rental revenues at the 580 core properties considered in same store sales (the Company will include stores in its same store pool in the second year after the stores achieve 80% sustained occupancy using market rates and incentives; therefore the 580 core properties considered in same store sales are those included in the consolidated results of operations since December 31, 2020, excluding stores not yet stabilized, three stores significantly impacted by flooding, and three stores that the Company began to fully replace between 2017 and 2020). The increase in same store rental revenues was a result of a 14.9% increase in rental income per square foot along with a 20 basis point increase in average occupancy. Also affecting the overall increase in rental revenues was an increase of $32.2 million in rental revenues contributed by stores not included in the same store pool, primarily those acquired in 2021 and 2022. We recorded tenant reinsurance revenues of $17.3 million for the three months ended March 31, 2022, an increase of $4.6 million or 36.8% when compared to tenant reinsurance revenues of $12.6 million for the same period in 2021. The increase in tenant reinsurance revenues is primarily due to the increase in stores owned or managed in 2021 and 2022. Other operating income, which includes merchandise sales, truck rentals, management fees and acquisition fees, increased by $1.7 million for the three months ended March 31, 2022 compared to the same period in 2021 primarily as a result of increased management fees due to an increase in managed properties.

Property operations and maintenance expenses increased $8.6 million or 25.6% in the three months ended March 31, 2022 compared to the same period in 2021. Property operations and maintenance expenses related to the 580 core properties considered in the same store pool increased by $1.0 million or 3.3% primarily as the result of increases in utilities costs, repairs and maintenance expenditures, and internet marketing expenditures. The remainder of the increase in property operations and maintenance expenses is primarily the result of the net activity of the stores not included in the same store pool. Tenant reinsurance expenses increased $2.1 million or 43.2% in three months ended March 31, 2022 compared to the same period in 2021 primarily as the result of the increase in stores owned or managed in 2021 and 2022. Real estate tax expense increased $4.6 million during the three months ended March 31, 2022 as compared to the same period in 2021. The 580 core properties considered in the same store pool experienced a 2.2% increase in real estate taxes which is reflective of a net increase in property tax levies on those properties. In addition to the same store real estate tax expense increase, real estate taxes increased $4.2 million from stores not included in the same store pool.

Net operating income increased $46.3 million or 40.8% resulting from a 21.9% increase in our same store net operating income coupled with an increase of $24.6 million related to the Company’s tenant insurance program, increased management fees, and the properties not included in the same store pool.

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

The following table reconciles our net income presented in the consolidated financial statements to NOI generated by our self-storage facilities for the three months ended March 31, 2022 and 2021.

	Three Months ended March 31,
(dollars in thousands)	2022	2021
Net income	$75,418	$47,592
General and administrative	15,826	14,183
Depreciation and amortization	46,401	33,359
Interest expense	24,240	20,346
Interest and dividend income	(15)	(779)
Equity in income of joint ventures	(2,118)	(1,221)
Net operating income	$159,752	$113,480
Net operating income
Same store	$120,547	$98,868
Other stores, tenant reinsurance related income and management fee income	39,205	14,612
Total net operating income	$159,752	$113,480

Our 2022 same store results consist of only those properties that have been owned by the Company and included in our consolidated results since December 31, 2020, excluding stores not yet stabilized, three stores significantly impacted by flooding, and three stores that the Company began to fully replace between 2017 and 2020. We believe that same store results are meaningful measures to investors in evaluating our operating performance because, given the acquisitive nature of the industry, same store results provide information about the overall business after removing the results from those properties that were not consistent from year-to-year. Additionally, same store results are widely used in the real estate industry and the self-storage industry to measure performance. Same store results should be considered in addition to, but not as a substitute for, consolidated results in accordance with GAAP. The following table sets forth operating data for our 580 same store properties. These results provide information relating to property operating changes without the effects of acquisitions.

Same Store Summary

	Three Months ended March 31,		Percentage
(dollars in thousands)	2022	2021	Change
Same store rental income	$169,446	$146,430	15.7%
Same store other operating income	1,924	1,845	4.3%
Total same store operating income	171,370	148,275	15.6%
Payroll and benefits	10,823	11,068	(2.2)%
Real estate taxes	19,744	19,327	2.2%
Utilities	4,506	4,136	8.9%
Repairs and maintenance	5,331	5,126	4.0%
Office and other operating expenses	4,704	4,422	6.4%
Insurance	1,763	1,722	2.4%
Advertising	52	52	—
Internet marketing	3,900	3,554	9.7%
Total same store operating expenses	50,823	49,407	2.9%
Same store net operating income	$120,547	$98,868	21.9%

			Change
Quarterly same store move ins	50,203	51,745	(1,542)
Quarterly same store move outs	49,951	46,560	3,391

We believe the decrease in same store move ins was due to lack of available space at many of our stores as a result of extremely high occupancy rates during the three months ended March 31, 2022. We believe the increase in same store move outs was a result of an increase in the frequency of rate increases to existing customers during the three months ended March 31, 2022 as compared to the three months ended March 31, 2021.

General and administrative expenses for the three months ended March 31, 2022 increased $1.6 million or 11.6% when compared with the three months ended March 31, 2021. This increase was primarily driven by an increase in home office personnel related costs to support the growth in stores.

Depreciation and amortization expense increased to $46.4 million in the three months ended March 31, 2022 from $33.4 million in the same period in 2021 as a result of depreciation and customer list amortization related to those properties acquired in 2022 and 2021.

Total interest expense increased by $3.9 million during the three months ended March 31, 2022 as compared to the same period in 2021 as a result of an increase in the Company’s outstanding debt balances for the majority of the quarter.

Total interest and dividend income decreased by $0.8 million during the three months ended March 31, 2022 as compared to the same period in 2021 as a result of a preferred dividend received from one of the Company's unconsolidated joint ventures during the three months ended March 31, 2021 which did not recur in the three months ended March 31, 2022.

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

Reconciliation of Net Income to Funds From Operations (unaudited)

	Three Months ended March 31,
(in thousands)	2022	2021
Net income attributable to common shareholders	$73,575	$47,383
Net income attributable to noncontrolling interests in the Operating Partnership	847	209
Depreciation of real estate and amortization of intangible assets exclusive of debt issuance costs	45,866	32,819
Depreciation and amortization from unconsolidated joint ventures	1,802	1,202
Funds from operations allocable to noncontrolling interest in the Operating Partnership	(1,389)	(359)
Funds from operations available to common shareholders	$120,701	$81,254

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

Our line of credit and term notes require us to meet certain financial covenants measured on a quarterly basis, including prescribed leverage, fixed charge coverage, minimum net worth, limitations on additional indebtedness, and limitations on dividend payouts. At March 31, 2022, the Company was in compliance with all debt covenants. In the event that the Company violates its debt covenants in the future, the amounts due under the agreements could be callable by the lenders and could adversely affect our credit rating requiring us to pay higher interest and other debt-related costs. We believe that if operating results remain consistent with historical levels and levels of other debt and liabilities remain consistent with amounts outstanding at March 31, 2022, the entire availability under our line of credit could be drawn without violating our debt covenants.

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

Cash flows from operating activities were $105.3 million and $67.1 million for the three months ended March 31, 2022 and 2021, respectively. The increase in operating cash flows in the 2022 period compared to the 2021 period was primarily due to the increase in net income after adjusting for non-cash items.

Cash used in investing activities was $368.8 million and $274.7 million for the three months ended March 31, 2022 and 2021, respectively. The increase in cash used in investing activities in the 2022 period compared to the 2021 period was primarily due to the increased volume of acquisitions, along with an increase in investments in unconsolidated joint ventures in 2022 as compared to the same period in 2021, partially offset by a reduction in return of the Company's investment in unconsolidated joint ventures

Cash provided by financing activities was $142.1 million and $167.3 million for the three months ended March 31, 2022 and 2021, respectively. The decrease is primarily a result of a reduction in the Company's sales of shares of common stock under the Company’s continuous equity offering programs during the three months ended March 31, 2022 as compared to the three months ended March 31, 2021, along with increased dividends paid, partially offset by an increase in net borrowings on the Company's line of credit in the 2022 period compared to the 2021 period.

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

We expect to fund operating expenses, future acquisitions, our expansion and enhancement program, and share repurchases, if any, and any other cash requirements with future cash flows from operations, draws on our line of credit, issuance of common and/or preferred stock, the issuance of unsecured term notes, sale of properties, and private placement solicitation of joint venture equity. Should the capital markets deteriorate, we may have to curtail acquisitions, our expansion and enhancement program and/or any share repurchases.

ACQUISITION AND DISPOSITION OF PROPERTIES

During the three months ended March 31, 2022, the Company acquired 18 self-storage facilities comprising 1.3 million square feet in California (6), Georgia (1), Illinois (1), Maryland (1), North Carolina (4), South Carolina (1), and Texas (4) for a total purchase price of $351.5 million. Based on the trailing financial information of the entities from which the self-storage facilities were acquired, the weighted average capitalization rate for these acquisitions was 3.1%. Additionally, one of these facilities was managed by the Company for a third party prior to acquisition.

In 2021, the Company acquired 112 self-storage facilities comprising 7.9 million square feet in Alabama (7), Arizona (4), California (1), Colorado (3), Connecticut (6), Florida (31), Georgia (16), Illinois (4), Kentucky (1), Maine (1), New Hampshire (4), New Jersey (5), New York (1), North Carolina (6), Ohio (1), Oklahoma (2), South Carolina (5), Tennessee (1), Texas (10), Virginia (1), and Washington (2) for a total purchase price of $1,696.3 million, which is net of the Company's equity in profit from the acquisitions of the New York store and three Georgia stores purchased from unconsolidated joint ventures. Additionally, 27 of these facilities were managed by the Company for a third party prior to acquisition. Based on the trailing financial information of the entities from which the self-storage facilities were acquired, the weighted average capitalization rate for these acquisitions was 3.6%.

We may acquire additional stabilized or newly constructed properties in 2022, however, there is no assurance that the Company will do so. Additionally, there can be no assurance that if significant additional opportunities were to arise, we would be able to raise capital at a reasonable cost to allow us to take advantage of such opportunities. We are actively pursuing acquisitions in 2022 and at March 31, 2022, the Company was under contract to acquire 15 self-storage facilities for an aggregate purchase price of $279.1 million. Subsequent to March 31, 2022, the Company completed the acquisition of five of these self-storage facilities for an aggregate purchase price of $88.5 million and acquired the remaining ownership interest in the McDonald joint venture for consideration of $5.2 million, which is net of the Company's share of McDonald's gain resulting from the transaction. Also subsequent to March 31, 2022, the Company entered into contracts to acquire three additional self-storage facilities for an aggregate purchase price of $54.8 million. The purchases of the self-storage facilities under contract are subject to customary conditions to closing, and there is no assurance that these facilities will be acquired.

The Company did not sell or otherwise dispose of any properties during the three months ended March 31, 2022 or during 2021.

As part of our ongoing strategy to improve overall operating efficiencies and portfolio quality, we may seek to sell self-storage facilities to third-parties or joint venture partners in 2022.

FUTURE ACQUISITION AND DEVELOPMENT PLANS

Our external growth strategy is to increase the number of facilities we own by acquiring suitable facilities in markets in which we already have operations or to expand into new markets by acquiring several facilities at once in those new markets. We are actively pursuing acquisitions in 2022, including potential acquisitions by unconsolidated joint ventures.

During the three months ended March 31, 2022, we added 53,000 square feet to existing properties for a total cost of approximately $4.2 million. We plan to complete a total of $60 million to $70 million of additional expansions and enhancements to our existing facilities in 2022, of which $36.3 million was paid as of March 31, 2022.

We also expect to continue investing in capital expenditures on our properties. This includes roofing, paving, and remodeling of store offices. For the three months ended March 31, 2022, we invested approximately $5.6 million in such improvements and we expect to invest approximately $19 million to $24 million for the remainder of 2022.

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

UMBRELLA PARTNERSHIP REIT

We are formed as an Umbrella Partnership Real Estate Investment Trust (“UPREIT”) and, as such, have the ability to issue Operating Partnership Units in exchange for properties sold by independent owners. By utilizing such Units as currency in facility acquisitions, we may obtain more favorable pricing or terms due to the seller’s ability to partially defer their income tax liability. As of March 31, 2022, 960,208 common Units and 3,590,603 preferred Units are outstanding. These Units had been issued in exchange for self-storage properties at the request of the sellers.

INTEREST RATE RISK

The primary market risk to which we believe we are exposed is interest rate risk, which may result from many factors, including government monetary and tax policies, domestic and international economic and political considerations, and other factors that are beyond our control.

Based on our outstanding unsecured floating rate debt of $135.0 million at March 31, 2022, a 100 basis point increase in interest rates would have a $1.4 million effect on our annual interest expense. This amount was determined by considering the impact of the hypothetical interest rates on our borrowing cost on March 31, 2022. This analysis does not consider the effects of the reduced level of overall economic activity that could exist in such an environment. Further, in the event of a change of such magnitude, we would consider taking actions to further mitigate our exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no changes in our capital structure.

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

Item 4. Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Parent Company

An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, has been conducted under the supervision of and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective at March 31, 2022. There have not been changes in the Company’s internal controls or in other factors that could significantly affect these controls during the quarter ended March 31, 2022.

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

Operating Partnership

An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, has been conducted under the supervision of and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective at March 31, 2022. There have not been changes in the Operating Partnership’s internal controls or in other factors that could significantly affect these controls during the quarter ended March 31, 2022.

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

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021 (“2021 Annual Report”), which could materially affect our business, financial condition or future results. The risks described in our 2021 Annual Report are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and operating results.

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

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not Applicable

Item 5. Other Information

None

Item 6. Exhibits

31.1	Certification of Chief Executive Officer of Life Storage, Inc. pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2	Certification of Chief Financial Officer of Life Storage, Inc. pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.3	Certification of Chief Executive Officer of Life Storage LP pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.4	Certification of Chief Financial Officer of Life Storage LP pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32	Certification of Chief Executive Officer and Chief Financial Officer of Life Storage, Inc. Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer of Life Storage LP Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial statements from the Parent Company’s and the Operating Partnership’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, formatted in inline XBRL, as follows:

(i) Consolidated Balance Sheets at March 31, 2022 and December 31, 2021;

(ii) Consolidated Statements of Operations for the three months ended March 31, 2022 and 2021;

(iii) Consolidated Statements of Cash Flows for the three months ended March 31, 2022 and 2021;

(iv) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2022 and 2021; and

(v) Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Life Storage, Inc.

By:	/S/ Andrew J. Gregoire
Andrew J. Gregoire
Chief Financial Officer
(Principal Accounting Officer)

May 5, 2022

Date

Life Storage LP

By:	/S/ Andrew J. Gregoire
Andrew J. Gregoire
Chief Financial Officer
(Principal Accounting Officer)

May 5, 2022

Date