Form 10-Q
period 2022-06-30
LIFE STORAGE, INC.; LIFE STORAGE LP
filed 2022-08-04
CIK 944314, 1060224

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

or

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

As of July 29, 2022, 84,384,715 shares of Common Stock, $.01 par value per share, were outstanding.

EXPLANATORY NOTE

This report combines the quarterly reports on Form 10-Q for the period ended June 30, 2022 of Life Storage, Inc. (the “Parent Company”) and Life Storage LP (the “Operating Partnership”). The Parent Company is a real estate investment trust, or REIT, that owns its assets and conducts its operations through the Operating Partnership, a Delaware limited partnership, and subsidiaries of the Operating Partnership. The Parent Company, the Operating Partnership and their consolidated subsidiaries are collectively referred to in this report as the “Company.” In addition, terms such as “we,” “us,” or “our” used in this report may refer to the Company, the Parent Company and/or the Operating Partnership.

Life Storage Holdings, Inc., a wholly-owned subsidiary of the Parent Company (“Holdings”), is the sole general partner of the Operating Partnership; the Parent Company is a limited partner of the Operating Partnership, and through its ownership of Holdings and its limited partnership interest, controls the operations of the Operating Partnership, holding a 98.0% ownership interest therein as of June 30, 2022, assuming the conversion of all preferred operating partnership units at that date. The remaining ownership interests in the Operating Partnership are held by certain former owners of assets acquired by the Operating Partnership. As the owner of the sole general partner of the Operating Partnership, the Parent Company has full and complete authority over the Operating Partnership’s day-to-day operations and management.

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

Part I. Financial Information

Item 1. Financial Statements

LIFE STORAGE, INC.

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except share data)	June 30, 2022 (unaudited)	December 31, 2021
Assets
Investment in storage facilities:
Land	$1,266,040	$1,185,976
Building, equipment, and construction in progress	6,468,230	5,904,481
	7,734,270	7,090,457
Less: accumulated depreciation	(1,088,128)	(1,007,650)
Investment in storage facilities, net	6,646,142	6,082,807
Cash and cash equivalents	32,639	171,865
Accounts receivable	21,136	17,784
Receivable from unconsolidated joint ventures	625	333
Investment in unconsolidated joint ventures	202,026	213,003
Prepaid expenses	11,728	9,918
Trade name	16,500	16,500
Other assets	36,388	44,387
Total Assets	$6,967,184	$6,556,597
Liabilities
Line of credit	$303,000	$—
Term notes, net	2,749,735	2,747,838
Accounts payable and accrued liabilities	119,962	131,778
Deferred revenue	32,583	27,277
Mortgages payable	36,646	37,030
Total Liabilities	3,241,926	2,943,923
Noncontrolling redeemable Preferred Operating Partnership Units at redemption value	90,772	90,783
Noncontrolling redeemable Common Operating Partnership Units at redemption value	114,125	142,892
Shareholders’ Equity
Common stock $.01 par value, 200,000,000 shares authorized, 84,384,380 shares outstanding at June 30, 2022 (83,565,710 at December 31, 2021)	844	836
Additional paid-in capital	3,801,203	3,697,000
Dividends in excess of net income	(278,020)	(314,713)
Accumulated other comprehensive loss	(3,666)	(4,124)
Total Shareholders’ Equity	3,520,361	3,378,999
Total Liabilities and Shareholders’ Equity	$6,967,184	$6,556,597

See notes to consolidated financial statements.

LIFE STORAGE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands, except per share data)	2022	2021	2022	2021
Revenues
Rental income	$227,239	$163,096	$432,748	$313,379
Tenant reinsurance	18,257	13,705	35,525	26,324
Other operating income	11,550	10,461	22,264	19,446
Total operating revenues	257,046	187,262	490,537	359,149
Expenses
Property operations and maintenance	42,458	33,369	84,827	67,109
Tenant reinsurance	6,481	5,425	13,328	10,206
Real estate taxes	25,356	20,510	49,879	40,397
General and administrative	18,636	15,083	34,502	29,266
Depreciation and amortization	48,076	35,771	94,476	69,130
Total operating expenses	141,007	110,158	277,012	216,108
Gain on sale of non-real estate assets	1,925	—	1,965	—
Income from operations	117,964	77,104	215,490	143,041
Other income (expenses)
Interest expense	(25,505)	(20,774)	(49,745)	(41,119)
Interest and dividend income	4	7	18	786
Equity in income of joint ventures	1,914	1,428	4,032	2,649
Net income	94,377	57,765	169,795	105,357
Net income attributable to noncontrolling preferred interests in the Operating Partnership	(1,007)	—	(2,003)	—
Net income attributable to noncontrolling common interests in the Operating Partnership	(1,106)	(249)	(1,953)	(459)
Net income attributable to common shareholders	$92,264	$57,516	$165,839	$104,898
Earnings per common share attributable to common shareholders – basic	$1.09	$0.75	$1.98	$1.38
Earnings per common share attributable to common shareholders – diluted	$1.09	$0.74	$1.97	$1.37
Common shares used in basic earnings per share calculation	84,270,378	77,057,520	83,957,402	76,222,426
Common shares used in diluted earnings per share calculation	84,428,182	77,219,999	84,132,978	76,365,100
Dividends declared per common share	$1.00	$0.74	$2.00	$1.48

See notes to consolidated financial statements.

LIFE STORAGE, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2022	2021	2022	2021
Net income	$94,377	$57,765	$169,795	$105,357
Other comprehensive income:
Effective portion of gain on derivatives net of reclassification to interest expense	229	229	458	458
Total comprehensive income	94,606	57,994	170,253	105,815
Comprehensive income attributable to noncontrolling interests in the Operating Partnership	(2,113)	(249)	(3,956)	(459)
Comprehensive income attributable to common shareholders	$92,493	$57,745	$166,297	$105,356

See notes to consolidated financial statements.

LIFE STORAGE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(dollars in thousands)	Six Months Ended June 30, 2022	Six Months Ended June 30, 2021
Operating Activities
Net income	$169,795	$105,357
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	94,476	69,130
Amortization of debt issuance costs and bond discount	2,654	2,123
Equity in income of joint ventures	(4,032)	(2,649)
Distributions from unconsolidated joint ventures	8,125	6,772
Non-vested stock earned	3,404	2,920
Deferred income taxes	117	(74)
Other	(2,094)	(179)
Changes in assets and liabilities (excluding the effects of acquisitions):
Accounts receivable	(3,344)	1,451
Prepaid expenses	(2,099)	(2,181)
(Advances to) receipts from joint ventures	(292)	429
Accounts payable and other liabilities	(11,229)	(7,987)
Deferred revenue	3,581	3,296
Net cash provided by operating activities	259,062	178,408
Investing Activities
Acquisition of storage facilities, net of cash acquired	(571,618)	(531,162)
Improvements, equipment additions, and construction in progress	(39,529)	(30,145)
Proceeds from sale of non-real estate assets	2,603	—
Return of investment in unconsolidated joint ventures	—	34,145
Investment in unconsolidated joint ventures	(23,106)	(30,146)
Property deposits	2,587	(335)
Net cash used in investing activities	(629,063)	(557,643)
Financing Activities
Net proceeds from sale of common stock	100,807	328,854
Proceeds from line of credit	443,000	263,000
Repayments of line of credit	(140,000)	(123,000)
Dividends paid - common stock	(168,000)	(112,713)
Distributions to noncontrolling interest holders	(3,935)	(494)
Redemption of operating partnership units	(245)	(162)
Mortgage principal payments	(255)	(242)
Net cash provided by financing activities	231,372	355,243
Net decrease in cash and restricted cash	(138,629)	(23,992)
Cash and restricted cash at beginning of period	176,434	58,771
Cash and restricted cash at end of period	$37,805	$34,779
Supplemental cash flow information
Cash paid for interest, net of interest capitalized	$48,734	$40,778
Cash paid for income taxes, net of refunds	$2,014	$818

See notes to consolidated financial statements.

LIFE STORAGE LP

CONSOLIDATED BALANCE SHEETS

(dollars in thousands)	June 30, 2022 (unaudited)	December 31, 2021
Assets
Investment in storage facilities:
Land	$1,266,040	$1,185,976
Building, equipment, and construction in progress	6,468,230	5,904,481
	7,734,270	7,090,457
Less: accumulated depreciation	(1,088,128)	(1,007,650)
Investment in storage facilities, net	6,646,142	6,082,807
Cash and cash equivalents	32,639	171,865
Accounts receivable	21,136	17,784
Receivable from unconsolidated joint ventures	625	333
Investment in unconsolidated joint ventures	202,026	213,003
Prepaid expenses	11,728	9,918
Trade name	16,500	16,500
Other assets	36,388	44,387
Total Assets	$6,967,184	$6,556,597
Liabilities
Line of credit	$303,000	$—
Term notes, net	2,749,735	2,747,838
Accounts payable and accrued liabilities	119,962	131,778
Deferred revenue	32,583	27,277
Mortgages payable	36,646	37,030
Total Liabilities	3,241,926	2,943,923
Limited partners’ preferred redeemable capital interest at redemption value (3,590,603 units outstanding at June 30, 2022 and December 31, 2021)	90,772	90,783
Limited partners’ common redeemable capital interest at redemption value (1,041,510 and 960,708 units outstanding at June 30, 2022 and December 31, 2021, respectively)	114,125	142,892
Partners’ Capital
General partner (887,018 and 881,030 units outstanding at June 30, 2022 and December 31, 2021, respectively)	37,277	36,131
Limited partners (83,497,362 and 82,684,680 units outstanding at June 30, 2022 and December 31, 2021, respectively)	3,486,750	3,346,992
Accumulated other comprehensive loss	(3,666)	(4,124)
Total Partners’ Capital	3,520,361	3,378,999
Total Liabilities and Partners’ Capital	$6,967,184	$6,556,597

See notes to consolidated financial statements.

LIFE STORAGE LP

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands, except per unit data)	2022	2021	2022	2021
Revenues
Rental income	$227,239	$163,096	$432,748	$313,379
Tenant reinsurance	18,257	13,705	35,525	26,324
Other operating income	11,550	10,461	22,264	19,446
Total operating revenues	257,046	187,262	490,537	359,149
Expenses
Property operations and maintenance	42,458	33,369	84,827	67,109
Tenant reinsurance	6,481	5,425	13,328	10,206
Real estate taxes	25,356	20,510	49,879	40,397
General and administrative	18,636	15,083	34,502	29,266
Depreciation and amortization	48,076	35,771	94,476	69,130
Total operating expenses	141,007	110,158	277,012	216,108
Gain on sale of non-real estate assets	1,925	—	1,965	—
Income from operations	117,964	77,104	215,490	143,041
Other income (expenses)
Interest expense	(25,505)	(20,774)	(49,745)	(41,119)
Interest and dividend income	4	7	18	786
Equity in income of joint ventures	1,914	1,428	4,032	2,649
Net income	94,377	57,765	169,795	105,357
Net income attributable to noncontrolling preferred interests in the Operating Partnership	(1,007)	—	(2,003)	—
Net income attributable to noncontrolling common interests in the Operating Partnership	(1,106)	(249)	(1,953)	(459)
Net income attributable to common unitholders	$92,264	$57,516	$165,839	$104,898
Earnings per common unit attributable to common unitholders – basic	$1.09	$0.75	$1.98	$1.38
Earnings per common unit attributable to common unitholders – diluted	$1.09	$0.74	$1.97	$1.37
Common units used in basic earnings per unit calculation	84,270,378	77,057,520	83,957,402	76,222,426
Common units used in diluted earnings per unit calculation	84,428,182	77,219,999	84,132,978	76,365,100
Distributions declared per common unit	$1.00	$0.74	$2.00	$1.48
Net income attributable to general partner	$944	$578	$1,698	$1,054
Net income attributable to limited partners	$91,320	$56,938	$164,141	$103,844

See notes to consolidated financial statements.

LIFE STORAGE LP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2022	2021	2022	2021
Net income	$94,377	$57,765	$169,795	$105,357
Other comprehensive income:
Effective portion of gain on derivatives net of reclassification to interest expense	229	229	458	458
Total comprehensive income	94,606	57,994	170,253	105,815
Comprehensive income attributable to noncontrolling interests in the Operating Partnership	(2,113)	(249)	(3,956)	(459)
Comprehensive income attributable to common unitholders	$92,493	$57,745	$166,297	$105,356

See notes to consolidated financial statements.

LIFE STORAGE LP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(dollars in thousands)	Six Months Ended June 30, 2022	Six Months Ended June 30, 2021
Operating Activities
Net income	$169,795	$105,357
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	94,476	69,130
Amortization of debt issuance costs and bond discount	2,654	2,123
Equity in income of joint ventures	(4,032)	(2,649)
Distributions from unconsolidated joint ventures	8,125	6,772
Non-vested stock earned	3,404	2,920
Deferred income taxes	117	(74)
Other	(2,094)	(179)
Changes in assets and liabilities (excluding the effects of acquisitions):
Accounts receivable	(3,344)	1,451
Prepaid expenses	(2,099)	(2,181)
(Advances to) receipts from joint ventures	(292)	429
Accounts payable and other liabilities	(11,229)	(7,987)
Deferred revenue	3,581	3,296
Net cash provided by operating activities	259,062	178,408
Investing Activities
Acquisition of storage facilities, net of cash acquired	(571,618)	(531,162)
Improvements, equipment additions, and construction in progress	(39,529)	(30,145)
Proceeds from sale of non-real estate assets	2,603	—
Return of investment in unconsolidated joint ventures	—	34,145
Investment in unconsolidated joint ventures	(23,106)	(30,146)
Property deposits	2,587	(335)
Net cash used in investing activities	(629,063)	(557,643)
Financing Activities
Net proceeds from sale of partnership units	100,807	328,854
Proceeds from line of credit	443,000	263,000
Repayments of line of credit	(140,000)	(123,000)
Distributions to unitholders	(168,000)	(112,713)
Distributions to noncontrolling interest holders	(3,935)	(494)
Redemption of operating partnership units	(245)	(162)
Mortgage principal payments	(255)	(242)
Net cash provided by financing activities	231,372	355,243
Net decrease in cash and restricted cash	(138,629)	(23,992)
Cash and restricted cash at beginning of period	176,434	58,771
Cash and restricted cash at end of period	$37,805	$34,779
Supplemental cash flow information
Cash paid for interest, net of interest capitalized	$48,734	$40,778
Cash paid for income taxes, net of refunds	$2,014	$818

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. BASIS OF PRESENTATION

The accompanying unaudited financial statements of Life Storage, Inc. (the “Parent Company”) and Life Storage LP (the “Operating Partnership”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022. Share and per share amounts and unit and per unit amounts as of and for all periods presented have been adjusted to reflect the impact of the three-for-two distribution of common stock announced by the Company on January 4, 2021 and distributed on January 27, 2021 to shareholders and unitholders of record on January 15, 2021.

2. ORGANIZATION

The Parent Company operates as a self-administered and self-managed real estate investment trust (a “REIT”) that owns and operates self-storage properties. All of the Parent Company’s assets are owned by, and all its operations are conducted through, the Operating Partnership. Life Storage Holdings, Inc., a wholly-owned subsidiary of the Parent Company (“Holdings”), is the sole general partner of the Operating Partnership; the Parent Company is a limited partner of the Operating Partnership and, through its ownership of Holdings and its limited partnership interest, controls the operations of the Operating Partnership, holding a 98.0% ownership interest therein as of June 30, 2022, assuming the conversion of all preferred operating partnership units at that date. The remaining ownership interests in the Operating Partnership (the “Units”) are held by certain former owners of assets acquired by the Operating Partnership. The Parent Company, the Operating Partnership and their consolidated subsidiaries are collectively referred to in this report as the “Company.” In addition, terms such as “we,” “us,” or “our” used in this report may refer to the Company, the Parent Company and/or the Operating Partnership.

At June 30, 2022, we had an ownership interest in and/or managed 1,125 self-storage properties in 36 states. Among our 1,125 self-storage properties are 117 properties that we manage for unconsolidated joint ventures (see Note 10) and 268 properties that we manage and in which we have no ownership interest.

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

Included in the Parent Company’s consolidated balance sheets are noncontrolling redeemable Operating Partnership Units and included in the Operating Partnership’s consolidated balance sheets are limited partners’ redeemable capital interests at redemption value. These interests are presented in the “mezzanine” section of the consolidated balance sheets because they do not meet the functional definition of a liability or equity under current accounting literature. These represent the outside ownership interests of the limited partners in the Operating Partnership. There were 1,041,510 and 960,708 common noncontrolling redeemable Operating Partnership Units outstanding at June 30, 2022 and December 31, 2021, respectively, and 3,590,603 preferred noncontrolling redeemable Operating Partnership Units outstanding at both June 30, 2022 and December 31, 2021. The preferred noncontrolling redeemable Operating Partnership Units rank senior to all other partnership interests with respect to distributions and liquidation.

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

The Company accounts for the noncontrolling redeemable Operating Partnership Units under the provisions of Accounting Standards Codification (ASC) Topic 480-10-S99. The application of the ASC Topic 480-10-S99 accounting model requires the noncontrolling interest to follow normal noncontrolling interest accounting and then be marked to redemption value at the end of each reporting period if higher (but never adjusted below that normal noncontrolling interest accounting amount) for the common noncontrolling redeemable Operating Partnership Units. The offset to the adjustment to the carrying amount of the common noncontrolling redeemable Operating Partnership Units is reflected in the Company’s dividends in excess of net income and in the Operating Partnership’s general partner and limited partners capital balances. Accordingly, in the accompanying consolidated balance sheets, common noncontrolling redeemable Operating Partnership Units are reflected at redemption value at June 30, 2022 and December 31, 2021, equal to the number of common noncontrolling interest units outstanding multiplied by the fair market value of the Parent Company’s common stock at that date. Redemption value exceeded the value determined under the Company’s historical basis of accounting at those dates. ASC Topic 480-10-S99 requires the preferred noncontrolling redeemable Operating Partnership Units to be valued at fair value as of the date of issuance and to continue to be recorded at the value determined at initial measurement plus any accrued distributions.

The following is a reconciliation of the Parent Company’s common noncontrolling redeemable Operating Partnership Units and the Operating Partnership’s limited partners’ redeemable common capital interest for the period:

(dollars in thousands)	Six Months Ended June 30, 2022
Beginning balance	$142,892
Net income attributable to noncontrolling common interests in the Operating Partnership	1,953
Issuance of units	10,300
Redemption of units	(245)
Distributions	(1,921)
Adjustment to redemption value	(38,854)
Ending balance	$114,125

The following is a reconciliation of the Parent Company’s preferred noncontrolling redeemable Operating Partnership Units and the Operating Partnership’s limited partners’ redeemable preferred capital interest for the period:

(dollars in thousands)	Six Months Ended June 30, 2022
Beginning balance	$90,783
Net income attributable to noncontrolling preferred interests in the Operating Partnership	2,003
Distributions	(2,014)
Ending balance	$90,772

Subsequent to June 30, 2021, due to growth in the Company's tenant reinsurance program, tenant reinsurance revenues and expenses are presented separately on the consolidated statements of operations. The June 30, 2021 consolidated statements of operations have been revised accordingly to comply with this presentation. Prior to this change in presentation, such tenant reinsurance revenues and expenses were included in other income and expenses were included in other income and property operations and maintenance expense, respectively, in the Company's consolidated statements of operations. The disaggregated revenues of the Company presented in accordance with ASC Topic 606 “Revenue from Contracts with Customers” are as follows:

(dollars in thousands)	Three Months Ended June 30, 2022	Three Months Ended June 30, 2021	Six Months Ended June 30, 2022	Six Months Ended June 30, 2021
Rental income	$227,239	$163,096	$432,748	$313,379
Revenues related to tenant reinsurance	18,257	6,140	35,525	10,730
Management and acquisition fee income	6,340	13,705	12,196	26,324
Other	5,210	4,321	10,068	8,716
Total operating revenues	$257,046	$187,262	$490,537	$359,149

Management and acquisition fee income is included in other operating income in the consolidated statements of operations.

During the six months ended June 30, 2022, approximately 16% and 15% of the Company’s revenue was derived from self-storage facilities in the states of Texas and Florida, respectively.

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

For the three months ended June 30, 2022 and 2021, the Company recorded compensation expense of $1,744,000 and $1,464,000, respectively, related to amortization of non-vested stock grants and performance-based awards. For the six months ended June 30, 2022 and 2021, the Company recorded compensation expense of $3,404,000 and $2,920,000, respectively, related to amortization of non-vested stock grants and performance-based awards.

During the six months ended June 30, 2022, 5,250 options were exercised by directors of the Company at a weighted average exercise price of $32.95 per share. No stock options were exercised by employees or directors during the three months ended June 30, 2022 or the three and six months ended June 30, 2021.

During the six months ended June 30, 2022, the Company issued 31,442 shares of non-vested stock to employees and directors which vest over periods ranging from one to five years from the respective grant dates. The per-share fair market value on the date of grant of the non-vested stock issued during the six months ended June 30, 2022 ranged from $113.74 to $149.73, resulting in an aggregate fair value of $3.9 million. During the three months ended June 30, 2022 and 2021, 21,517 and 20,043 shares of non-vested stock, respectively, vested. During the six months ended June 30, 2022 and 2021, 30,596 and 29,350 shares of non-vested stock, respectively, vested.

During the six months ended June 30, 2022, the Company granted performance-based awards that entitle recipients to earn up to 10,148 shares of Company stock if certain performance criteria are achieved over a three-year period. The Company estimated the aggregate fair value of the awards on the grant date to be $0.8 million.

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

(Dollars in thousands)	June 30, 2022	December 31, 2021	June 30, 2021
Cash	$32,639	$171,865	$29,881
Restricted cash	5,166	4,569	4,898
Total cash and restricted cash	$37,805	$176,434	$34,779

5. INVESTMENT IN STORAGE FACILITIES AND INTANGIBLE ASSETS

The following summarizes our activity in storage facilities during the six months ended June 30, 2022:

(dollars in thousands)
Cost:
Beginning balance	$7,090,457
Acquisition of storage facilities	607,856
Improvements and equipment additions	30,274
Net increase in construction in progress	9,279
Dispositions	(3,596)
Ending balance	$7,734,270
Accumulated Depreciation:
Beginning balance	$1,007,650
Additions during the period	83,436
Dispositions	(2,958)
Ending balance	$1,088,128

The Company acquired 31 self-storage facilities during the six months ended June 30, 2022. The acquisitions of these facilities were accounted for as asset acquisitions. The costs of the facilities, including closing costs, were allocated to land, building, equipment and improvements, and in-place customer leases based upon their relative fair values. The operating results of the facilities acquired have been included in the Company's operations since the respective acquisition dates.

The purchase prices of the facilities acquired in 2022 have been assigned as follows:

(dollars in thousands)				Consideration paid				Acquisition Date Fair Value
States	Number of Properties	Date of Acquisition	Purchase Price	Cash Paid	Carrying Value of Noncontrolling Interest in Joint Venture	Value of Operating Partnership Units Issued	Net Other Liabilities (Assets) Assumed	Land	Building, Equipment, and Improvements	In-Place Customer Leases
CA	6	1/4/2022	$165,225	$165,160	$-	$-	$65	$20,321	$143,243	$1,661
GA, NC, SC	3	3/11/2022	48,586	48,446	-	-	140	3,926	44,300	360
IL, NC, TX	8	3/15/2022	116,048	115,410	-	-	638	12,292	102,439	1,317
MD	1	3/28/2022	21,651	21,646	-	-	5	1,640	19,856	155
NY	1	4/4/2022	35,802	5,557	30,186	-	59	10,287	25,280	235
FL	3	4/19/2022	52,343	52,060	-	-	283	7,894	43,814	635
GA	1	4/22/2022	16,403	16,390	-	-	13	1,333	14,903	167
MA	1	4/25/2022	20,083	20,087	-	-	(4)	810	19,041	232
FL	1	5/10/2022	17,218	17,112	-	-	106	3,712	13,306	200
FL	1	5/12/2022	36,452	36,254	-	-	198	5,101	31,079	272
NY	2	5/17/2022	32,487	32,374	-	-	113	1,524	30,594	369
TX	1	5/17/2022	17,097	6,608	-	10,300	189	1,273	15,615	209
FL	1	5/31/2022	22,021	21,880	-	-	141	3,563	18,171	287
CA	1	6/21/2022	12,675	12,641	-	-	34	5,967	6,572	136
Total acquired in 2022	31		$614,091	$571,625	$30,186	$10,300	$1,980	$79,643	$528,213	$6,235

The facility purchased in New York during April 2022 was acquired as a result of the Company's acquisition of the remaining 14.2% ownership interest in Life Storage 898 McDonald LLC ("McDonald"). Prior to this acquisition, McDonald was a joint venture between the Company and an otherwise unrelated third-party which had been accounted for by the Company using the equity method of accounting (see Note 10 for additional information on McDonald). The purchase price for this acquisition includes the carrying value of the Company's equity investment in McDonald of $30.2 million at the time of the acquisition.

Non-cash investing activities during the six months ended June 30, 2022 include the Company's equity investment in McDonald at carrying value, the issuance of $10.3 million of common operating partnership units valued based on the average closing price of the Parent Company's common stock over the 15 consecutive trading days immediately preceding the closing date, and the assumption of net other liabilities totaling $2.0 million.

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

In-place customer leases are included in other assets on the Company’s consolidated balance sheets as follows:

(Dollars in thousands)	June 30, 2022	December 31, 2021
In-place customer leases	$114,022	$107,786
Accumulated amortization	(104,870)	(93,820)
Net carrying value at the end of period	$9,152	$13,966

Amortization expense related to in-place customer leases was $5.4 million and $11.1 million for the three and six months ended June 30, 2022, respectively, and $2.7 million and $4.7 million for the three and six months ended June 30, 2021, respectively, and is included in depreciation and amortization expense on the consolidated statements of operations.

Change in Useful Life Estimates

As part of the Company’s capital improvement efforts, buildings at certain self-storage facilities were identified for replacement during 2020, 2021, and 2022. As a result of the decision to replace these buildings, the Company reassessed the estimated useful lives of the then existing buildings. This useful life reassessment resulted in an increase in depreciation expense of approximately $0.1 million and $0.2 million during the three and six months ended June 30, 2022 and approximately $1.1 million and $2.5 million during the three and six months ended June 30, 2021. The Company estimates that due to buildings recently identified for replacement, the change in estimated useful lives of buildings identified for replacement as of June 30, 2022 will have a minimal impact on depreciation expense during the remainder of 2022.

The accelerated depreciation resulting from the events discussed above had minimal impact on earnings per share/unit for the three and six months ended June 30, 2022 and reduced both basic and diluted earnings per share/unit by $0.01 and $0.03 for the three and six months ended June 30, 2021, respectively.

6. UNSECURED LINE OF CREDIT AND TERM NOTES

Borrowings outstanding on our unsecured line of credit and term notes are as follows:

(Dollars in thousands)	June 30, 2022	December 31, 2021
Revolving line of credit borrowings	$303,000	$—

Term note due April 8, 2024	$175,000	$175,000
Senior term note due July 1, 2026	600,000	600,000
Senior term note due December 15, 2027	450,000	450,000
Term note due July 21, 2028	200,000	200,000
Senior term note due June 15, 2029	350,000	350,000
Senior term note due October 15, 2030	400,000	400,000
Senior term note due October 15, 2031	600,000	600,000
Total term note principal balance outstanding	2,775,000	2,775,000
Less: unamortized debt issuance costs	(14,846)	(16,008)
Less: unamortized senior term note discount	(10,419)	(11,154)
Term notes payable	$2,749,735	$2,747,838

As of June 30, 2022, the Company’s unsecured amended credit agreement included a revolving credit facility with a limit of $500 million with a maturity date of March 10, 2023. Such credit agreement provided for interest on the revolving credit facility at a variable annual rate equal to LIBOR plus a margin based on the Company’s credit rating (at June 30, 2022 the margin was 0.95%) and required an annual facility fee on the revolving credit facility which varied based upon the Company’s credit rating (at June 30, 2022 the facility fee was 0.15%). The interest rate on the Company’s revolving credit facility at June 30, 2022 was approximately 2.58% (1.05% at December 31, 2021). At June 30, 2022 there was $196.9 million available on the unsecured line of credit.

On July 13, 2022, the Company entered into an amended and restated credit facility which replaced the credit facility discussed above. Under the amended credit facility, the Company's revolving credit facility increases to $1.25 billion and the maturity date of such facility is extended to January 13, 2027. The new revolving credit facility bears interest at a variable annual rate equal to Term SOFR plus a 0.10% SOFR adjustment plus a margin based on the Company's credit rating (at the time of the agreement, the margin is 0.90%). The Company has the option under the new credit facility to increase the total aggregate borrowing capacity to $2.0 billion.

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

The 2031 Senior Notes, the 2030 Senior Notes, the 2029 Senior Notes, the 2027 Senior Notes and the 2026 Senior Notes are all fully and unconditionally guaranteed by the Parent Company. The indenture under which the 2031 Senior Notes, the 2030 Senior Notes, the 2029 Senior Notes, the 2027 Senior Notes and the 2026 Senior Notes were issued restricts the ability of the Company and its subsidiaries to incur debt unless the Company and its consolidated subsidiaries comply with a leverage ratio not to exceed 60% and an interest coverage ratio of more than 1.5:1 on all outstanding debt, after giving effect to the incurrence of the debt. The indenture also restricts the ability of the Company and its subsidiaries to incur secured debt unless the Company and its consolidated subsidiaries comply with a secured debt leverage ratio not to exceed 40% after giving effect to the incurrence of the debt. The indenture also contains other financial and customary covenants, including a covenant not to own unencumbered assets with a value less than 150% of the unsecured indebtedness of the Company and its consolidated subsidiaries. At June 30, 2022, the Company was in compliance with such covenants.

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

The line of credit and term notes require the Company to meet certain financial covenants, measured on a quarterly basis, including prescribed leverage, fixed charge coverage, minimum net worth, limitations on additional indebtedness and limitations on dividend payouts. At June 30, 2022, the Company was in compliance with such covenants.

We believe that if operating results remain consistent with historical levels and levels of other debt and liabilities remain consistent with amounts outstanding at June 30, 2022, the entire availability on the line of credit could be drawn without violating our debt covenants.

The Company’s fixed rate term notes contain a provision that allows for the noteholders to call the debt upon a change of control of the Company at an amount that includes a make whole premium based on rates in effect on the date of the change of control.

Deferred debt issuance costs and the discount on the outstanding term notes are both presented as reductions of term notes in the accompanying consolidated balance sheets at June 30, 2022 and December 31, 2021. Amortization expense related to deferred debt issuance costs was $0.7 million and $0.6 million for the three months ended June 30, 2022 and 2021, respectively, and $1.5 million and $1.2 million for the six months ended June 30, 2022 and 2021, respectively, and is included in interest expense in the consolidated statements of operations.

7. MORTGAGES PAYABLE AND DEBT MATURITIES

Mortgages payable at June 30, 2022 and December 31, 2021 consist of the following:

(dollars in thousands)	June 30, 2022	December 31, 2021
4.065% mortgage note due April 1, 2023, secured by one self- storage facility with an aggregate net book value of $7.0 million, principal and interest paid monthly (effective interest rate 4.32%)	$3,674	$3,728
5.26% mortgage note due November 1, 2023, secured by one self-storage facility with an aggregate net book value of $7.6 million, principal and interest paid monthly (effective interest rate 5.58%)	3,609	3,650
4.4625% mortgage notes due December 6, 2024, secured by three self-storage facilities with an aggregate net book value of $53.9 million, principal and interest paid monthly (effective interest rate 3.22%)	22,298	22,427
4.44% mortgage note due July 6, 2025, secured by one self-storage facility with an aggregate net book value of $13.3 million, principal and interest paid monthly (effective interest rate 4.50%)	6,168	6,228
5.99% mortgage note due May 1, 2026, secured by one self- storage facility with an aggregate net book value of $6.3 million, principal and interest paid monthly (effective interest rate 6.53%)	897	997
Total mortgages payable	$36,646	$37,030

The table below summarizes the Company’s debt obligations at June 30, 2022. The estimated fair value of financial instruments is subjective in nature and is dependent on a number of important assumptions, including discount rates and relevant comparable market information associated with each financial instrument. The fair value of the fixed rate term notes and mortgage notes were estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. These assumptions are considered Level 2 inputs within the fair value hierarchy as described in Note 9. The carrying values of our variable rate debt instruments approximate their fair values as these debt instruments bear interest at current market rates that approximate market participant rates. This is considered a Level 2 input within the fair value hierarchy. The use of different market assumptions and estimation methodologies may have a material effect on the reported estimated fair value amounts. Accordingly, the estimates presented below are not necessarily indicative of the amounts the Company would realize in a current market exchange.

		Expected Maturity Date Including Discount
(dollars in thousands)	2022	2023	2024	2025	2026	Thereafter	Total	Fair Value
Line of credit - variable rate LIBOR + 0.95% (2.58% at June 30, 2022)	$—	$303,000	$—	$—	$—	$—	$303,000	$303,000
Notes Payable:
Term note - fixed rate 4.533%	—	—	175,000	—	—	—	175,000	174,053
Term note - fixed rate 3.50%	—	—	—	—	600,000	—	600,000	566,212
Term note - fixed rate 3.875%	—	—	—	—	—	450,000	450,000	427,788
Term note - fixed rate 3.67%	—	—	—	—	—	200,000	200,000	181,346
Term note - fixed rate 4.00%	—	—	—	—	—	350,000	350,000	325,813
Term note - fixed rate 2.20%	—	—	—	—	—	400,000	400,000	318,637
Term note - fixed rate 2.40%	—	—	—	—	—	600,000	600,000	470,277
Mortgage note - fixed rate 4.065%	54	3,620	—	—	—	—	3,674	3,639
Mortgage note - fixed rate 5.26%	42	3,567	—	—	—	—	3,609	3,609
Mortgage notes - fixed rate 4.4625%	—	—	22,298	—	—	—	22,298	21,216
Mortgage note - fixed rate 4.44%	61	126	131	5,850	—	—	6,168	6,027
Mortgage note - fixed rate 5.99%	103	216	229	243	106	—	897	911
Total	$260	$310,529	$197,658	$6,093	$600,106	$2,000,000	$3,114,646

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

The changes in AOCL for the three and six months ended June 30, 2022 and 2021 are summarized as follows:

(dollars in thousands)	Three Months Ended June 30, 2022	Three Months Ended June 30, 2021	Six Months Ended June 30, 2022	Six Months Ended June 30, 2021
Accumulated other comprehensive loss beginning of period	$(3,895)	$(4,812)	$(4,124)	$(5,041)
Realized loss reclassified from accumulated other comprehensive loss to interest expense	229	229	458	458
Accumulated other comprehensive loss end of period	$(3,666)	$(4,583)	$(3,666)	$(4,583)

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

There are no assets or liabilities carried at fair value measured on a recurring basis on the consolidated balance sheets as of June 30, 2022 and December 31, 2021.

10. INVESTMENT IN JOINT VENTURES

A summary of the Company’s unconsolidated joint ventures is as follows:

Venture	Number of Properties at June 30, 2022	Company common ownership interest at June 30, 2022	Carrying value of investment at June 30, 2022	Carrying value of investment at December 31, 2021
Sovran HHF Storage Holdings LLC (“Sovran HHF”)[1]	37	20%	$64.4 million	$58.7 million
Sovran HHF Storage Holdings II LLC (“Sovran HHF II”)[2]	22	15%	($2.6 million)	($2.4 million)
Life Storage-HIERS Storage LLC (“HIERS”)	17	20%	$13.6 million	$13.9 million
191 V Life Storage Holdings LLC ("191 V")[3]	17	20%	$27.4 million	$27.4 million
GII Life Storage Holdings LLC (“GII”)[4]	13	35%	$49.7 million	$51.5 million
Iskalo Office Holdings, LLC (“Iskalo”)[5]	N/A	49%	($2.3 million)	($2.4 million)
Life Storage Spacemax, LLC ("Spacemax")	6	40%	$14.1 million	$14.5 million
Life Storage 898 McDonald, LLC ("McDonald")[6]	—	0%	—	$30.0 million
Life Storage ArrowMark Venture LLC ("ArrowMark Venture")[7]	N/A	50%	$4.5 million	$1.5 million
Joint ventures with properties in development stage[8]	7	Various	$19.4 million	$8.2 million
Other unconsolidated joint ventures (9 joint ventures)	9	Various	$8.9 million	$7.4 million

[1]

As of June 30, 2022, the carrying value of the Company’s investment in Sovran HHF exceeds its share of the underlying equity in net assets of Sovran HHF by approximately $1.7 million as a result of the capitalization of certain acquisition related costs in 2008. This difference is included in the carrying value of the investment. In June 2022, Sovran HHF acquired one additional self-storage facility for cash consideration of $31.7 million. The Company made an additional contribution of $6.7 million as the Company's share of this transaction.

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

[5]

Iskalo owns the building that houses the Company’s headquarters. The Company paid rent to Iskalo of $0.8 million and $0.7 million during the six months ended June 30, 2022 and June 30, 2021, respectively.

[6]

In September 2021, the Company made an additional investment of $27.3 million in McDonald which increased the Company's ownership interest in McDonald from 5% to 86%. In April 2022, the Company purchased the remaining equity interest in McDonald for total consideration of $5.2 million. The allocated purchase price of McDonald also includes the carrying value of the Company's investment in McDonald at the date of acquisition, which totaled $30.2 million.

[7]

In October 2021, the Company executed a joint venture agreement, Life Storage ArrowMark Venture LLC, with the purpose of arranging and originating mortgage loans to owners of self-storage facilities throughout the United States. During 2021 and 2022, the Company contributed $1.6 million and $2.8 million, respectively, to ArrowMark Venture as the Company's share of the funding of two mortgage loans to third-parties in 2021 and one mortgage loan to third-parties in 2022.

[8]

The Company has entered into seven separate joint ventures, one of which is developing a self-storage facility in Ontario, Canada, four of which are developing self-storage facilities in the New York City market, one of which is developing a self-storage facility in the Tucson, AZ, market, and one of which is developing a self-storage facility in the Tampa, FL, market. The Company has contributed an aggregate total of $19.4 million as its share of capital to these joint ventures.

In addition to the joint venture activity in the preceding table, Life-Storage-SERS Storage LLC ("SERS") owned three self-storage facilities which the Company acquired in September 2021 for total consideration of $51.7 million, which is net of the Company's share of SERS's gain resulting from the transaction. In connection with this transaction, all non-recourse loans held by SERS were settled. As SERS no longer operates any self-storage facilities, the Company received a distribution of $2.8 million in September 2021 as the Company's return of its remaining investment in SERS. SERS is expected to be dissolved in 2022.

Based on the facts and circumstances of each of the Company’s joint ventures, the Company has determined that none of the joint ventures at June 30, 2022 are a variable interest entity (“VIE”) in accordance with ASC 810, “Consolidation.” The Company used the voting model under ASC 810 to determine whether or not to consolidate the joint ventures. Based upon each member’s substantive participation rights over the activities as stipulated in the joint venture agreements, none of the joint ventures evaluated under the voting model are consolidated by the Company. Due to the Company’s significant influence over the operations of each of the joint ventures, all above joint ventures are accounted for under the equity method of accounting.

The carrying values of the Company’s investments in joint ventures are assessed for other-than-temporary impairment on a periodic basis and no such impairments have been recorded on any of the Company’s investments in joint ventures.

As property manager of the self-storage facilities owned by each of the operational joint ventures, the Company earns management and/or call center fees based on a percentage of joint venture gross revenues. These fees earned from joint ventures, which are included in other operating income in the consolidated statements of operations, totaled $2.6 million and $1.9 million for the three months ended June 30, 2022 and 2021, respectively, and $5.1 million and $3.7 million for the six months ended June 30, 2022 and 2021.

The Company’s share of the unconsolidated joint ventures’ income is as follows:

(dollars in thousands) Venture	Three Months Ended June 30, 2022	Three Months Ended June 30, 2021	Six Months Ended June 30, 2022	Six Months Ended June 30, 2021
Sovran HHF	$1,044	$747	$2,004	$1,401
Sovran HHF II	537	389	1,012	721
Other unconsolidated joint ventures	333	292	1,016	527
	$1,914	$1,428	$4,032	$2,649

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

The Company recorded federal and state income tax expense of $1.5 million and $1.9 million for the three and six months ended June 30, 2022, respectively. Of these amounts, $0.7 million is included in gain on sale of non-real estate assets while the remainder is included in general and administrative expenses in the consolidated statements of operations. The Company recorded federal and state income tax expense of $0.6 million and $1.1 million for the three and six months ended June 30, 2021, respectively. These amounts are included in general and administrative expenses in the consolidated statements of operations. At June 30, 2022 and 2021, there were no material unrecognized tax benefits, and the Company had no interest or penalties relating to uncertain tax positions during the periods then ended. Interest and penalties relating to uncertain tax positions will be recognized in income tax expense when incurred. Income taxes payable by the Company and the net deferred tax liabilities of our taxable REIT subsidiaries are classified within accounts payable and accrued liabilities in the consolidated balance sheets, while prepaid income taxes are classified within prepaid expenses. As of June 30, 2022, the Company’s taxable REIT subsidiaries have deferred tax assets totaling $0.5 million and a deferred tax liability of $2.0 million. As of December 31, 2021, the Company’s taxable REIT subsidiaries had deferred tax assets of $0.4 million and a deferred tax liability of $1.8 million. The tax years 2018-2021 remain open to examination by the major taxing jurisdictions to which the Company is subject.

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

Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per common share utilizing the two-class method.

(in thousands except per share data)	Three Months Ended June 30, 2022	Three Months Ended June 30, 2021	Six Months Ended June 30, 2022	Six Months Ended June 30, 2021
Numerator:
Net income attributable to common shareholders	$92,264	$57,516	$165,839	$104,898
Denominator:
Denominator for basic earnings per share – weighted average shares	84,270	77,058	83,957	76,222
Effect of Dilutive Securities:
Stock options and non-vested stock	158	162	176	143
Denominator for diluted earnings per share – adjusted weighted average shares and assumed conversion	84,428	77,220	84,133	76,365
Basic earnings per common share attributable to common shareholders	$1.09	$0.75	$1.98	$1.38
Diluted earnings per common share attributable to common shareholders	$1.09	$0.74	$1.97	$1.37

Earnings Per Unit

The following table sets forth the computation of basic and diluted earnings per common unit utilizing the two-class method.

(in thousands except per unit data)	Three Months Ended June 30, 2022	Three Months Ended June 30, 2021	Six Months Ended June 30, 2022	Six Months Ended June 30, 2021
Numerator:
Net income attributable to common unitholders	$92,264	$57,516	$165,839	$104,898
Denominator:
Denominator for basic earnings per unit – weighted average units	84,270	77,058	83,957	76,222
Effect of Dilutive Securities:
Stock options and non-vested stock	158	162	176	143
Denominator for diluted earnings per unit – adjusted weighted average units and assumed conversion	84,428	77,220	84,133	76,365
Basic earnings per common unit attributable to common unitholders	$1.09	$0.75	$1.98	$1.38
Diluted earnings per common unit attributable to common unitholders	$1.09	$0.74	$1.97	$1.37

Not included in the effect of dilutive securities above for both earnings per share and earnings per unit are 140,541 unvested restricted shares for the three months ended June 30, 2022, and 149,643 unvested restricted shares for the three months ended June 30, 2021, because their effect would be antidilutive. Additionally, not included in the effect of dilutive securities above for both earnings per share and earnings per unit for the six months ended June 30, 2022 is the effect of 3,590,603 preferred noncontrolling redeemable Operating Partnership Units as such Units are not redeemable at June 30, 2022.

13. SHAREHOLDERS’ EQUITY

The following is a reconciliation of the changes in the Parent Company’s total shareholders’ equity for the six months ended June 30, 2022:

(dollars in thousands)	Common Stock	Additional Paid-in Capital	Dividends in Excess of Net Income	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance December 31, 2021	$836	$3,697,000	$(314,713)	$(4,124)	$3,378,999
Net proceeds from issuance of common stock	7	92,764	—	—	92,771
Exercise of stock options	—	173	—	—	173
Earned portion of non-vested stock	—	1,661	—	—	1,661
Adjustment to redemption value on noncontrolling redeemable Operating Partnership units	—	—	10,924	—	10,924
Net income attributable to common shareholders	—	—	73,575	—	73,575
Amortization of terminated hedge included in AOCL	—	—	—	229	229
Dividends	—	—	(83,637)	—	(83,637)
Balance March 31, 2022	$843	$3,791,598	$(313,851)	$(3,895)	$3,474,695
Net proceeds from issuance of common stock	1	7,864	—	—	7,865
Earned portion of non-vested stock	—	1,743	—	—	1,743
Carrying value less than redemption value on redeemed noncontrolling interest	—	(2)	—	—	(2)
Adjustment to redemption value on noncontrolling redeemable Operating Partnership units	—	—	27,930	—	27,930
Net income attributable to common shareholders	—	—	92,264	—	92,264
Amortization of terminated hedge included in AOCL	—	—	—	229	229
Dividends	—	—	(84,363)	—	(84,363)
Balance June 30, 2022	$844	$3,801,203	$(278,020)	$(3,666)	$3,520,361

The following is a reconciliation of the changes in the Parent Company’s total shareholders’ equity for the six months ended June 30, 2021:

(dollars in thousands)	Common Stock	Additional Paid-in Capital	Dividends in Excess of Net Income	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance December 31, 2020	$495	$2,671,311	$(288,667)	$(5,041)	$2,378,098
Net proceeds from issuance of common stock	18	180,511	—	—	180,529
Earned portion of non-vested stock	—	1,453	—	—	1,453
Stock dividend	252	(252)	—	—	—
Carrying value less than redemption value on redeemed noncontrolling interest	—	(4)	—	—	(4)
Adjustment to redemption value on noncontrolling redeemable Operating Partnership units	—	—	(2,358)	—	(2,358)
Net income attributable to common shareholders	—	—	47,383	—	47,383
Amortization of terminated hedge included in AOCL	—	—	—	229	229
Dividends	—	—	(55,840)	—	(55,840)
Balance March 31, 2021	$765	$2,853,019	$(299,482)	$(4,812)	$2,549,490
Net proceeds from issuance of common stock	16	148,309	—	—	148,325
Earned portion of non-vested stock	—	1,467	—	—	1,467
Carrying value less than redemption value on redeemed noncontrolling interest	—	(13)	—	—	(13)
Adjustment to redemption value on noncontrolling redeemable Operating Partnership units	—	—	(7,142)	—	(7,142)
Net income attributable to common shareholders	—	—	57,516	—	57,516
Amortization of terminated hedge included in AOCL	—	—	—	229	229
Dividends	—	—	(56,873)	—	(56,873)
Balance June 30, 2021	$781	$3,002,782	$(305,981)	$(4,583)	$2,692,999

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

During the six-month period ended June 30, 2022, the Company issued 742,448 shares of common stock under the 2021 Equity Program at a weighted average issue price of $136.96 per share, generating net proceeds of $100.7 million after deducting $1.0 million of sales commissions paid to the sales agents (all other related expenses were minor during the period). The Company used such proceeds primarily to fund a portion of the 31 storage facilities acquired during the six months ended June 30, 2022.

During the six months ended June 30, 2021, the Company issued 3,740,684 shares of common stock under the 2020 Equity Program at a weighted average issue price of $88.91 per share, generating net proceeds of $328.9 million after deducting $3.3 million of sales commissions paid to the sales agents, as well as other expenses of $0.4 million. The Company used such proceeds to fund a portion of the 33 storage facilities acquired during the six months ended June 30, 2021.

On August 2, 2017, the Company’s Board of Directors authorized the repurchase of up to $200 million of the Company’s outstanding common shares (“Buyback Program”). The Buyback Program allows the Company to purchase shares of its common stock in accordance with applicable securities laws on the open market, through privately negotiated transactions, or through other methods of acquiring shares. The Buyback Program may be suspended or discontinued at any time. The Company did not repurchase any outstanding common shares under the Buyback Program during the six months ended June 30, 2022 or during the six months ended June 30, 2021.

In 2013, the Company implemented a Dividend Reinvestment Plan which was suspended by the Company’s Board of Directors in 2017. As a result, the Company did not issue any shares under the Dividend Reinvestment Plan during the six months ended June 30, 2022 and 2021.

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

14. PARTNERS’ CAPITAL

The following is a reconciliation of the changes in total partners’ capital for the six months ended June 30, 2022:

(dollars in thousands)	Life Storage Holdings, Inc. General Partner	Life Storage, Inc. Limited Partner	Accumulated Other Comprehensive Income (Loss)	Total Controlling Partners’ Capital
Balance December 31, 2021	$36,131	$3,346,992	$(4,124)	$3,378,999
Net proceeds from issuance of Operating Partnership Units	927	91,844	—	92,771
Exercise of stock options	2	171	—	173
Earned portion of non-vested stock	17	1,644	—	1,661
Carrying value less than redemption value on redeemed noncontrolling interest	(1)	1	—	—
Adjustment to redemption value on noncontrolling redeemable Operating Partnership Units	—	10,924	—	10,924
Net income attributable to common unitholders	754	72,821	—	73,575
Amortization of terminated hedge included in AOCL	2	(2)	229	229
Distributions	(846)	(82,791)	—	(83,637)
Balance March 31, 2022	$36,986	$3,441,604	$(3,895)	$3,474,695
Net proceeds from issuance of Operating Partnership Units	80	7,785	—	7,865
Earned portion of non-vested stock	17	1,726	—	1,743
Issuance of common Operating Partnership Units	103	(103)	—	—
Carrying value less than redemption value on redeemed noncontrolling interest	(2)	—	—	(2)
Adjustment to redemption value on noncontrolling redeemable Operating Partnership Units	—	27,930	—	27,930
Net income attributable to common unitholders	944	91,320	—	92,264
Amortization of terminated hedge included in AOCL	2	(2)	229	229
Distributions	(853)	(83,510)	—	(84,363)
Balance June 30, 2022	$37,277	$3,486,750	$(3,666)	$3,520,361

The following is a reconciliation of the changes in total partners’ capital for the six months ended June 30, 2021:

(dollars in thousands)	Life Storage Holdings, Inc. General Partner	Life Storage, Inc. Limited Partner	Accumulated Other Comprehensive Income (Loss)	Total Controlling Partners’ Capital
Balance December 31, 2020	$24,045	$2,359,094	$(5,041)	$2,378,098
Net proceeds from issuance of Operating Partnership Units	1,807	178,722	—	180,529
Earned portion of non-vested stock	14	1,439	—	1,453
Carrying value less than redemption value on redeemed noncontrolling interest	(1)	(3)	—	(4)
Adjustment to redemption value on noncontrolling redeemable Operating Partnership Units	—	(2,358)	—	(2,358)
Net income attributable to common unitholders	476	46,907	—	47,383
Amortization of terminated hedge included in AOCL	2	(2)	229	229
Distributions	(561)	(55,279)	—	(55,840)
Balance March 31, 2021	$25,782	$2,528,520	$(4,812)	$2,549,490
Net proceeds from issuance of Operating Partnership Units	1,483	146,842	—	148,325
Earned portion of non-vested stock	15	1,452	—	1,467
Carrying value less than redemption value on redeemed noncontrolling interest	(1)	(12)	—	(13)
Adjustment to redemption value on noncontrolling redeemable Operating Partnership Units	—	(7,142)	—	(7,142)
Net income attributable to common unitholders	578	56,938	—	57,516
Amortization of terminated hedge included in AOCL	2	(2)	229	229
Distributions	(572)	(56,301)	—	(56,873)
Balance June 30, 2021	$27,287	$2,670,295	$(4,583)	$2,692,999

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

16. COMMITMENT AND CONTINGENCIES

The Company’s lease population is comprised of leases for land and/or buildings in which certain of the Company’s self-storage facilities operate, as well as leases of warehousing and corporate office space. All leases where the Company is the lessee qualify as operating leases and the Company does not have any financing leases as of June 30, 2022. At June 30, 2022 and December 31, 2021, the Company’s aggregate right-of-use assets total $18.6 million and $19.5 million, respectively, and are included in other assets on the consolidated balance sheet. The related lease liabilities at June 30, 2022 and December 31, 2021 total $18.0 million and $19.2 million, respectively, and are included in accounts payable and accrued liabilities on the consolidated balance sheet.

Expenses related to operating leases totaled $0.7 million and $0.6 million for the three months ended June 30, 2022 and 2021, respectively, and $1.3 million and $1.2 million for the six months ended June 30, 2022 and 2021, respectively. At June 30, 2022, the weighted average remaining lease term and weighted average discount rate for the Company’s operating leases were 9.9 years and 4.61%, respectively.

At June 30, 2022, the Company has approximately $22.9 million of operating lease commitments, excluding variable consideration. The undiscounted future minimum lease payments are summarized by year in the table below:

(in thousands)
2022	$1,033
2023	2,663
2024	2,584
2025	2,402
2026	2,484
Thereafter	11,697
Total	$22,863

The difference between the amounts included in the table above and the aggregate lease liability recorded in the accompanying consolidated balance sheet at June 30, 2022 is the result of the impact of the discount rate on future minimum lease payments.

At June 30, 2022, the Company was under contract to acquire seven self-storage facilities for an aggregate purchase price of $137.4 million. During July 2022, the Company completed the acquisition of one of these self-storage facilities for a purchase price of $20.0 million. The purchases of the remaining six self-storage facilities are subject to customary conditions to closing, and there is no assurance that these facilities will be acquired.

At June 30, 2022, the Company has signed contracts in place with third-party contractors for expansion and enhancements at its existing facilities. The Company expects to pay $66.5 million under these contracts in 2022 and 2023.

17. SUBSEQUENT EVENTS

On July 5, 2022, the Company declared a quarterly dividend of $1.08 per common share. The dividend was paid on July 26, 2022 to shareholders of record on July 15, 2022. The total dividend paid amounted to $91.1 million.

On July 13, 2022, the Company entered into an amended and restated credit facility, which amends and restates the existing revolving credit agreement (see Note 6). Under the amended credit facility, the Company's revolving credit facility increased to $1.25 billion with a maturity date of January 13, 2027. Such credit agreement provides for interest on the revolving credit facility at a variable annual rate equal to SOFR plus a 0.10% SOFR adjustment plus a margin based on the Company's credit rating (at the time of the agreement, the margin is 0.90%). The Company has the option under the new credit facility to increase the total aggregate borrowing capacity to $2.0 billion. The initial draws from the facility were used by the Company to refinance indebtedness issued under the previous facility.

As discussed in Note 16, subsequent to June 30, 2022, the Company acquired one self-storage facility for an aggregate purchase price of $20.0 million.

In addition to the self-storage facilities under contract at June 30, 2022, subsequent to June 30, 2022, the Company entered into contracts to acquire seven additional self-storage facilities for an aggregate purchase price of $140.1 million. The purchases of these self-storage facilities are subject to customary conditions to closing, and there is no assurance that these facilities will be acquired.

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

There are a number of risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements contained in this report. Any forward-looking statements should be considered in light of the risks referenced in "Part I. Item 1A. Risk Factors" in our 2021 annual report on form 10-K filed with the Securities and Exchange Commission on February 25, 2022. Such factors include, but are not limited to:

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

RESULTS OF OPERATIONS

FOR THE PERIOD APRIL 1, 2022 THROUGH JUNE 30, 2022, COMPARED TO THE PERIOD APRIL 1, 2021 THROUGH JUNE 30, 2021

We recorded rental revenues of $227.2 million for the three months ended June 30, 2022, an increase of $64.1 million or 39.3% when compared to rental revenues of $163.1 million for the same period in 2021. This increase in rental revenues was driven by a $29.5 million, or 19.1%, increase in rental revenues at the 580 core properties considered in same store sales (the Company will include stores in its same store pool in the second year after the stores achieve 80% sustained occupancy using market rates and incentives; therefore, the 580 core properties considered in same store sales are those included in the consolidated results of operations since December 31, 2020, excluding stores not yet stabilized, three stores significantly impacted by flooding, and three stores that the Company began to fully replace between 2017 and 2020). The increase in same store rental revenues was a result of a 20.0% increase in rental income per square foot, partially offset by a 110 basis point decrease in average occupancy. Also affecting the overall increase in rental revenues was an increase of $34.6 million in rental revenues contributed by stores not included in the same store pool, primarily those acquired in 2021 and 2022. We recorded tenant reinsurance revenues of $18.3 million for the three months ended June 30, 2022, an increase of $4.6 million or 33.2% when compared to tenant reinsurance revenues of $13.7 million for the same period in 2021. The increase in tenant reinsurance revenues is primarily due to the increase in stores owned or managed in 2021 and 2022. Other operating income, which includes merchandise sales, truck rentals, management fees and acquisition fees, increased by $1.1 million for the three months ended June 30, 2022 compared to the same period in 2021 primarily as a result of increased management fees due to an increase in managed properties.

Property operations and maintenance expenses increased $9.1 million or 27.2% in the three months ended June 30, 2022 compared to the same period in 2021. Property operations and maintenance expenses related to the 580 core properties considered in the same store pool increased by $1.5 million, or 5.3%, primarily as the result of increases in office and other operating expenses, utilities costs, and repairs and maintenance expenditures. The remainder of the increase in property operations and maintenance expenses is primarily the result of the net activity of the stores not included in the same store pool. Tenant reinsurance expenses increased $1.1 million or 19.5% in three months ended June 30, 2022 compared to the same period in 2021 primarily as the result of the increase in stores owned or managed in 2021 and 2022. Real estate tax expense increased $4.8 million during the three months ended June 30, 2022 as compared to the same period in 2021. The 580 core properties considered in the same store pool experienced a 2.7% increase in real estate taxes which is reflective of a net increase in property tax levies on those properties. In addition to the same store real estate tax expense increase, real estate taxes increased $4.3 million from stores not included in the same store pool.

Net operating income increased $56.7 million or 44.3% resulting from a 25.4% increase in our same store net operating income coupled with an increase of $29.3 million related to tenant reinsurance related income, management fee income, the gain on sale of non-real estate assets, and the properties not included in the same store pool.

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

The following table reconciles our net income presented in the consolidated financial statements to NOI generated by our self-storage facilities for the three months ended June 30, 2022 and 2021.

	Three Months ended June 30,
(dollars in thousands)	2022	2021
Net income	$94,377	$57,765
General and administrative	18,636	15,083
Depreciation and amortization	48,076	35,771
Interest expense	25,505	20,774
Interest income	(4)	(7)
Equity in income of joint ventures	(1,914)	(1,428)
Net operating income	$184,676	$127,958
Net operating income
Same store	$135,730	$108,278
Other stores, tenant reinsurance related income management fee income, and gain on sale of non-real estate assets	48,946	19,680
Total net operating income	$184,676	$127,958

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

Same Store Summary

	Three Months ended June 30,		Percentage
(dollars in thousands)	2022	2021	Change
Same store rental income	$183,821	$154,286	19.1%
Same store other operating income	2,020	2,043	(1.1)%
Total same store operating income	185,841	156,329	18.9%
Payroll and benefits	10,374	10,375	(0.0)%
Real estate taxes	19,954	19,420	2.7%
Utilities	3,918	3,634	7.8%
Repairs and maintenance	4,925	4,565	7.9%
Office and other operating expenses	4,872	4,199	16.0%
Insurance	1,799	1,741	3.3%
Advertising	52	52	—
Internet marketing	4,217	4,065	3.7%
Total same store operating expenses	50,111	48,051	4.3%
Same store net operating income	$135,730	$108,278	25.4%

			Change
Quarterly same store move ins	59,990	56,226	3,764
Quarterly same store move outs	56,729	49,066	7,663

We believe the increase in same store move ins was due to additional spaces available to rent as well as increased marketing spending during the three months ended June 30, 2022 as compared to the three months ended June 30, 2021. We believe the increase in same store move outs was a result of a higher number of existing customer rent increases during the three months ended June 30, 2022 as compared to the three months ended June 30, 2021.

General and administrative expenses for the three months ended June 30, 2022 increased $3.6 million or 23.6% when compared with the three months ended June 30, 2021. The most significant driver of this increase was an increase in home office and call center personnel related costs to support the growth in stores.

Depreciation and amortization expense increased to $48.1 million in the three months ended June 30, 2022 from $35.8 million in the same period in 2021 as a result of depreciation and customer list amortization related to those properties acquired in 2022 and 2021.

Gain on sale of non-real estate assets increased by $1.9 million in the three months ended June 30, 2022 compared to the three months ended June 30, 2021 due to the strategic decision made by the Company to sell off its fleet of rental trucks in 2022.

Total interest expense increased by $4.7 million during the three months ended June 30, 2022 as compared to the same period in 2021 as a result of an increase in the Company’s outstanding debt balances during the quarter.

FOR THE PERIOD JANUARY 1, 2022 THROUGH JUNE 30, 2022, COMPARED TO THE PERIOD JANUARY 1, 2021 THROUGH JUNE 30, 2021

We recorded rental revenues of $432.7 million for the six months ended June 30, 2022, an increase of $119.3 million or 38.1% when compared to rental revenues of $313.4 million for the same period in 2021. This increase in rental revenues was driven by a $52.6 million, or 17.5%, increase in rental revenues at the 580 core properties considered in same store sales (the Company will include stores in its same store pool in the second year after the stores achieve 80% sustained occupancy using market rates and incentives; therefore the 580 core properties considered in same store sales are those included in the consolidated results of operations since December 31, 2020, excluding stores not yet stabilized, three stores significantly impacted by flooding, and three stores that the Company began to fully replace between 2017 and 2020). The increase in same store rental revenues was a result of an increase of 17.5% in rental income per square foot, partially offset by a 50 basis point decrease in average occupancy. Also affecting the overall increase in rental revenues was an increase of $66.7 million in rental revenues contributed by stores not included in the same store pool, primarily those acquired in 2021 and 2022. Other operating income, which includes merchandise sales, truck rentals, management fees, and acquisition fees, increased by $2.9 million for the six months ended June 30, 2022 compared to the same period in 2021 primarily as a result of increased management fees as a result of an increase in managed properties.

Property operations and maintenance expenses increased $17.7 million or 26.4% in the six months ended June 30, 2022 compared to the same period in 2021. Property operations and maintenance expenses related to the 580 core properties considered in the same store pool increased by $2.5 million, or 4.3%, primarily as the result of increased repairs and maintenance expenditures and office related expenses. The remainder of the increase in property operations and maintenance expenses is primarily the result of the net activity of the stores not included in the same store pool. Real estate tax expense increased $9.5 million during the six months ended June 30, 2022 as compared to the same period in 2021. The 580 core properties considered in the same store pool experienced a 2.5% increase in real estate taxes, which is reflective of a net increase in property tax levies on those properties. In addition to the same store real estate tax expense increase, real estate taxes increased $8.5 million from stores not included in the same store pool.

Net operating income increased $103.0 million or 42.7% resulting from a 23.7% increase in our same store net operating income coupled with an increase of $53.9 million related to tenant reinsurance related income, management fee income, the gain on sale of non-real estate assets, and the properties not included in the same store pool.

The following table reconciles our net income presented in the consolidated financial statements to NOI generated by our self-storage facilities for the six months ended June 30, 2022 and 2021.

	Six Months ended June 30,
(dollars in thousands)	2022	2021
Net income	$169,795	$105,357
General and administrative	34,502	29,266
Depreciation and amortization	94,476	69,130
Interest expense	49,745	41,119
Interest and dividend income	(18)	(786)
Equity in income of joint ventures	(4,032)	(2,649)
Net operating income	$344,468	$241,437
Net operating income
Same store	$256,277	$207,146
Other stores, tenant reinsurance related income, management fee income, and gain on sale of non-real estate assets	88,191	34,291
Total net operating income	$344,468	$241,437

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

Same Store Summary

	Six Months ended June 30,		Percentage
(dollars in thousands)	2022	2021	Change
Same store rental income	$353,266	$300,716	17.5%
Same store other operating income	3,945	3,888	1.5%
Total same store operating income	357,211	304,604	17.3%
Payroll and benefits	21,197	21,442	(1.1)%
Real estate taxes	39,698	38,747	2.5%
Utilities	8,423	7,771	8.4%
Repairs and maintenance	10,256	9,691	5.8%
Office and other operating expenses	9,577	8,621	11.1%
Insurance	3,562	3,463	2.9%
Advertising	104	104	—
Internet marketing	8,117	7,619	6.5%
Total same store operating expenses	100,934	97,458	3.6%
Same store net operating income	$256,277	$207,146	23.7%

			Change
Year-to-date same store move ins	110,193	107,971	2,222
Year-to-date same store move outs	106,680	95,626	11,054

We believe the increase in same store move ins was due to additional available spaces to rent and increased marketing spending during the six months ended June 30, 2022. We believe same store move outs increased period-over-period due to a higher number of existing customer rent increases in the six-month period ended June 30, 2022 compared to the six months ended June 30, 2021.

General and administrative expenses for the six months ended June 30, 2022 increased $5.2 million or 17.9% when compared with the six months ended June 30, 2021. This increase was primarily driven by an increase in home office and call center personnel related costs to support the growth in stores and increased investments in technology.

Depreciation and amortization expense increased to $94.5 million in the six months ended June 30, 2022 from $69.1 million in the same period in 2021 as a result of depreciation and customer list amortization related to those properties acquired in 2022 and 2021.

Total interest expense increased by $8.6 million during the six months ended June 30, 2022 as compared to the same period in 2021 as a result of an increase in the Company’s outstanding debt balances during the six months ended June 30, 2022.

Gain on sale of non-real estate assets increased by $2.0 million in the six months ended June 30, 2022 compared to the six months ended June 30, 2021 due to the strategic decision made by the Company to sell off its fleet of rental trucks in 2022.

Total interest and dividend income decreased by $0.8 million during the six months ended June 30, 2022 as compared to the same period in 2021 as a result of a preferred dividend received from one of the Company’s unconsolidated joint ventures during the six months ended June 30, 2021 that did not recur during the six months ended June 30, 2022.

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

Reconciliation of Net Income to Funds From Operations (unaudited)

	Three Months ended June 30,		Six Months ended June 30,
(in thousands)	2022	2021	2022	2021
Net income attributable to common shareholders	$92,264	$57,516	$165,839	$104,898
Net income attributable to noncontrolling interests in the Operating Partnership	1,106	249	1,953	459
Depreciation of real estate and amortization of intangible assets exclusive of debt issuance costs	47,540	35,257	93,406	68,076
Depreciation and amortization from unconsolidated joint ventures	2,340	1,241	4,143	2,443
Funds from operations allocable to noncontrolling interest in the Operating Partnership	(1,697)	(407)	(3,087)	(766)
Funds from operations available to common shareholders	$141,553	$93,856	$262,254	$175,110

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

Our line of credit and term notes require us to meet certain financial covenants measured on a quarterly basis, including prescribed leverage, fixed charge coverage, minimum net worth, limitations on additional indebtedness, and limitations on dividend payouts. At June 30, 2022, the Company was in compliance with all debt covenants. In the event that the Company violates its debt covenants in the future, the amounts due under the agreements could be callable by the lenders and could adversely affect our credit rating requiring us to pay higher interest and other debt-related costs. We believe that if operating results remain consistent with historical levels and levels of other debt and liabilities remain consistent with amounts outstanding at June 30, 2022, the entire availability under our line of credit could be drawn without violating our debt covenants.

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

Cash flows from operating activities were $259.1 million and $178.4 million for the six months ended June 30, 2022 and 2021, respectively. The increase in operating cash flows in the 2022 period compared to the 2021 period was primarily due to the increase in net income after adjusting for non-cash items.

Cash used in investing activities was $629.1 million and $557.6 million for the six months ended June 30, 2022 and 2021, respectively. The increase in cash used in investing activities in the 2022 period compared to the 2021 period was primarily due to the increased volume of acquisitions, along with an increase in investments in improvements and equipment additions in 2022 as compared to the same period in 2021, partially offset by a reduction in the Company's investment in unconsolidated joint ventures as well as a return on investment in joint ventures in 2021 which did not recur in 2022.

Cash provided by financing activities was $231.4 million and $355.2 million for the six months ended June 30, 2022 and 2021, respectively. The decrease is primarily a result of a reduction in the Company's sales of shares of common stock under the Company’s continuous equity offering programs and increased dividends paid during the six months ended June 30, 2022 as compared to the six months ended June 30, 2021, partially offset by an increase in net borrowings on the Company's line of credit in the 2022 period compared to the 2021 period.

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

ACQUISITION AND DISPOSITION OF PROPERTIES

During the six months ended June 30, 2022, the Company acquired 31 self-storage facilities comprising 2.8 million square feet in California (7), Florida (6), Georgia (2), Illinois (1), Maryland (1), Massachusetts (1), New York (3), North Carolina (4), South Carolina (1), and Texas (5) for a total purchase price of $614.1 million. As discussed further in Note 5, the Company held an 85.8% ownership interest in one of the properties acquired prior to the acquisition of the remaining 14.2% ownership interest in the second quarter of 2022. Based on the trailing financial information of the entities from which the self-storage facilities were acquired, the weighted average capitalization rate for these acquisitions was 3.1%. Additionally, five of these facilities were managed by the Company for a third party prior to acquisition.

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

We may acquire additional stabilized or newly constructed properties in 2022, however, there is no assurance that the Company will do so. Additionally, there can be no assurance that if significant additional opportunities were to arise, we would be able to raise capital at a reasonable cost to allow us to take advantage of such opportunities. We are actively pursuing acquisitions in 2022 and at June 30, 2022, the Company was under contract to acquire seven self-storage facilities for an aggregate purchase price of $137.4 million. Subsequent to June 30, 2022, the Company completed the acquisition of one of these self-storage facilities for a purchase price of $20.0 million. Also subsequent to June 30, 2022, the Company entered into contracts to acquire seven additional self-storage facilities for an aggregate purchase price of $140.1 million. The purchases of the self-storage facilities under contract are subject to customary conditions to closing, and there is no assurance that these facilities will be acquired.

The Company did not sell or otherwise dispose of any properties during the three and six months ended June 30, 2022 or during 2021.

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

During the six months ended June 30, 2022, we added 181,000 square feet to existing properties for a total cost of approximately $15.2 million. We plan to complete a total of $50 million to $60 million of additional expansions and enhancements to our existing facilities in 2022, of which $40.4 million was paid as of June 30, 2022.

We also expect to continue investing in capital expenditures on our properties. This includes roofing, paving, and remodeling of store offices. For the six months ended June 30, 2022, we invested approximately $18.0 million in such improvements and we expect to invest approximately $9 million to $10 million for the remainder of 2022.

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

UMBRELLA PARTNERSHIP REIT

We are formed as an Umbrella Partnership Real Estate Investment Trust (“UPREIT”) and, as such, have the ability to issue Operating Partnership Units in exchange for properties sold by independent owners. By utilizing such Units as currency in facility acquisitions, we may obtain more favorable pricing or terms due to the seller’s ability to partially defer their income tax liability. As of June 30, 2022, 1,041,510 common Units and 3,590,603 preferred Units are outstanding. These Units had been issued in exchange for self-storage properties at the request of the sellers.

INTEREST RATE RISK

The primary market risk to which we believe we are exposed is interest rate risk, which may result from many factors, including government monetary and tax policies, domestic and international economic and political considerations, and other factors that are beyond our control.

Based on our outstanding unsecured floating rate debt of $303.0 million at June 30, 2022, a 100 basis point increase in interest rates would have a $3.0 million effect on our annual interest expense. This amount was determined by considering the impact of the hypothetical interest rates on our borrowing cost on June 30, 2022. This analysis does not consider the effects of the reduced level of overall economic activity that could exist in such an environment. Further, in the event of a change of such magnitude, we would consider taking actions to further mitigate our exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no changes in our capital structure.

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

Item 4. Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Parent Company

An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, has been conducted under the supervision of and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective at June 30, 2022. There have not been changes in the Company’s internal controls or in other factors that could significantly affect these controls during the quarter ended June 30, 2022.

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

Operating Partnership

An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, has been conducted under the supervision of and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective at June 30, 2022. There have not been changes in the Operating Partnership’s internal controls or in other factors that could significantly affect these controls during the quarter ended June 30, 2022.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) As part of the consideration in connection with the Operating Partnership’s acquisition of a self storage facility on May 17, 2022, the Operating Partnership issued to the property contributors 82,552 common Operating Partnership Units. The unregistered equity securities were issued in private placements in reliance on Section 4(a)(2) of the Securities Act of 1933, as amended, and the rules and regulations promulgated thereunder.

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

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not Applicable

Item 5. Other Information

None

Item 6. Exhibits

31.1	Certification of Chief Executive Officer of Life Storage, Inc. pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2	Certification of Chief Financial Officer of Life Storage, Inc. pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.3	Certification of Chief Executive Officer of Life Storage LP pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.4	Certification of Chief Financial Officer of Life Storage LP pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32	Certification of Chief Executive Officer and Chief Financial Officer of Life Storage, Inc. Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer of Life Storage LP Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial statements from the Parent Company’s and the Operating Partnership’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, formatted in inline XBRL, as follows:

(i) Consolidated Balance Sheets at June 30, 2022 and December 31, 2021;

(ii) Consolidated Statements of Operations for the three and six months ended June 30, 2022 and 2021;

(iii) Consolidated Statements of Cash Flows for the six months ended June 30, 2022 and 2021;

(iv) Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2022 and 2021; and

(v) Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Life Storage, Inc.

By:	/S/ Andrew J. Gregoire
Andrew J. Gregoire
Chief Financial Officer
(Principal Accounting Officer)

August 4, 2022

Date

Life Storage LP

By:	/S/ Andrew J. Gregoire
Andrew J. Gregoire
Chief Financial Officer
(Principal Accounting Officer)

August 4, 2022

Date