Form 10-Q
period 2022-09-30
LIFE STORAGE, INC.; LIFE STORAGE LP
filed 2022-11-03
CIK 944314, 1060224

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

or

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

As of October 28, 2022, 84,997,556 shares of Common Stock, $.01 par value per share, were outstanding.

EXPLANATORY NOTE

This report combines the quarterly reports on Form 10-Q for the period ended September 30, 2022 of Life Storage, Inc. (the “Parent Company”) and Life Storage LP (the “Operating Partnership”). The Parent Company is a real estate investment trust, or REIT, that owns its assets and conducts its operations through the Operating Partnership, a Delaware limited partnership, and subsidiaries of the Operating Partnership. The Parent Company, the Operating Partnership and their consolidated subsidiaries are collectively referred to in this report as the “Company.” In addition, terms such as “we,” “us,” or “our” used in this report may refer to the Company, the Parent Company and/or the Operating Partnership.

Life Storage Holdings, Inc., a wholly owned subsidiary of the Parent Company (“Holdings”), is the sole general partner of the Operating Partnership; the Parent Company is a limited partner of the Operating Partnership, and through its ownership of Holdings and its limited partnership interest, controls the operations of the Operating Partnership, holding a 98.0% ownership interest therein as of September 30, 2022, assuming the conversion of all preferred operating partnership units at that date. The remaining ownership interests in the Operating Partnership are held by certain former owners of assets acquired by the Operating Partnership. As the owner of the sole general partner of the Operating Partnership, the Parent Company has full and complete authority over the Operating Partnership’s day-to-day operations and management.

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

Part I. Financial Information

Item 1. Financial Statements

LIFE STORAGE, INC.

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except share data)	September 30, 2022 (unaudited)	December 31, 2021
Assets
Investment in storage facilities:
Land	$1,293,597	$1,185,976
Building, equipment, and construction in progress	6,708,246	5,904,481
	8,001,843	7,090,457
Less: accumulated depreciation	(1,128,083)	(1,007,650)
Investment in storage facilities, net	6,873,760	6,082,807
Cash and cash equivalents	22,498	171,865
Accounts receivable	22,829	17,784
Receivable from unconsolidated joint ventures	1,087	333
Investment in unconsolidated joint ventures	254,728	213,003
Prepaid expenses	13,042	9,918
Trade name	16,500	16,500
Other assets	43,957	44,387
Total Assets	$7,248,401	$6,556,597
Liabilities
Line of credit	$456,000	$—
Term notes, net	2,750,683	2,747,838
Accounts payable and accrued liabilities	153,575	131,778
Deferred revenue	33,646	27,277
Mortgages payable	36,454	37,030
Total Liabilities	3,430,358	2,943,923
Noncontrolling redeemable Preferred Operating Partnership Units at redemption value	89,077	90,783
Noncontrolling redeemable Common Operating Partnership Units at redemption value	116,190	142,892
Shareholders’ Equity
Common stock $.01 par value, 200,000,000 shares authorized, 84,995,100 shares outstanding at September 30, 2022 (83,565,710 at December 31, 2021)	850	836
Additional paid-in capital	3,883,047	3,697,000
Dividends in excess of net income	(272,608)	(314,713)
Accumulated other comprehensive loss	(3,437)	(4,124)
Total Shareholders’ Equity	3,607,852	3,378,999
Noncontrolling interest in consolidated subsidiary	4,924	—
Total Equity	3,612,776	3,378,999
Total Liabilities and Equity	$7,248,401	$6,556,597

See notes to consolidated financial statements.

LIFE STORAGE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands, except per share data)	2022	2021	2022	2021
Revenues
Rental income	$241,261	$182,937	$674,008	$496,316
Tenant reinsurance	19,042	15,485	54,567	41,810
Other operating income	12,651	9,834	34,914	29,280
Total operating revenues	272,954	208,256	763,489	567,406
Expenses
Property operations and maintenance	47,906	36,410	132,733	103,519
Tenant reinsurance	9,033	6,228	22,361	16,434
Real estate taxes	25,702	21,397	75,581	61,794
General and administrative	18,493	16,141	52,995	45,407
Depreciation and amortization	48,711	37,158	143,187	106,287
Total operating expenses	149,845	117,334	426,857	333,441
Gain on sale of non-real estate assets	2,841	—	4,806	—
Income from operations	125,950	90,922	341,438	233,965
Other income (expenses)
Interest expense	(28,010)	(21,350)	(77,755)	(62,470)
Interest and dividend income	5	2	24	787
Equity in income of joint ventures	2,799	1,477	6,832	4,126
Net income	100,744	71,051	270,539	176,408
Net income attributable to noncontrolling preferred interests in the Operating Partnership	(999)	(476)	(3,002)	(476)
Net income attributable to noncontrolling common interests in the Operating Partnership	(1,231)	(301)	(3,184)	(760)
Net income attributable to noncontrolling interests in consolidated subsidiary	(9)	—	(9)	—
Net income attributable to common shareholders	$98,505	$70,274	$264,344	$175,172
Earnings per common share attributable to common shareholders – basic	$1.16	$0.89	$3.14	$2.27
Earnings per common share attributable to common shareholders – diluted	$1.16	$0.89	$3.14	$2.27
Common shares used in basic earnings per share calculation	84,472,979	78,961,434	84,129,261	77,135,429
Common shares used in diluted earnings per share calculation	85,396,539	79,179,816	84,554,165	77,303,339
Dividends declared per common share	$1.08	$0.74	$3.08	$2.22

See notes to consolidated financial statements.

LIFE STORAGE, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2022	2021	2022	2021
Net income	$100,744	$71,051	$270,539	$176,408
Other comprehensive income:
Effective portion of gain on derivatives net of reclassification to interest expense	229	229	687	687
Total comprehensive income	100,973	71,280	271,226	177,095
Comprehensive income attributable to noncontrolling interests in the Operating Partnership	(2,242)	(778)	(6,203)	(1,239)
Comprehensive income attributable to common shareholders	$98,731	$70,502	$265,023	$175,856

See notes to consolidated financial statements.

LIFE STORAGE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(dollars in thousands)	Nine Months Ended September 30, 2022	Nine Months Ended September 30, 2021
Operating Activities
Net income	$270,539	$176,408
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	143,187	106,287
Amortization of debt issuance costs and bond discount	4,187	3,185
Equity in income of joint ventures	(6,832)	(4,126)
Distributions from unconsolidated joint ventures	12,710	10,359
Non-vested stock earned	5,226	4,603
Deferred income taxes	18	(43)
Other	(4,999)	(236)
Changes in assets and liabilities (excluding the effects of acquisitions):
Accounts receivable	(5,007)	(271)
Prepaid expenses	(3,272)	(3,562)
(Advances to) receipts from joint ventures	(753)	475
Accounts payable and other liabilities	22,488	10,402
Deferred revenue	3,906	4,614
Net cash provided by operating activities	441,398	308,095
Investing Activities
Acquisition of storage facilities, net of cash acquired	(811,622)	(773,859)
Improvements, equipment additions, and construction in progress	(66,013)	(54,310)
Proceeds from sale of non-real estate assets	6,250	—
Return of investment in unconsolidated joint ventures	—	36,911
Investment in unconsolidated joint ventures	(77,755)	(57,397)
Property deposits	(2,220)	(11,914)
Net cash used in investing activities	(951,360)	(860,569)
Financing Activities
Net proceeds from sale of common stock	181,028	807,185
Proceeds from line of credit	1,017,000	459,000
Repayments of line of credit	(561,000)	(459,000)
Debt issuance costs	(5,994)	(88)
Dividends paid - common stock	(259,135)	(170,666)
Distributions to noncontrolling interest holders	(6,065)	(740)
Redemption of operating partnership units	(3,823)	(256)
Mortgage principal payments	(383)	(364)
Net cash provided by financing activities	361,628	635,071
Net (decrease) increase in cash and restricted cash	(148,334)	82,597
Cash and restricted cash at beginning of period	176,434	58,771
Cash and restricted cash at end of period	$28,100	$141,368
Supplemental cash flow information
Cash paid for interest, net of interest capitalized	$66,173	$56,359
Cash paid for income taxes, net of refunds	$2,526	$940

See notes to consolidated financial statements.

LIFE STORAGE LP

CONSOLIDATED BALANCE SHEETS

(dollars in thousands)	September 30, 2022 (unaudited)	December 31, 2021
Assets
Investment in storage facilities:
Land	$1,293,597	$1,185,976
Building, equipment, and construction in progress	6,708,246	5,904,481
	8,001,843	7,090,457
Less: accumulated depreciation	(1,128,083)	(1,007,650)
Investment in storage facilities, net	6,873,760	6,082,807
Cash and cash equivalents	22,498	171,865
Accounts receivable	22,829	17,784
Receivable from unconsolidated joint ventures	1,087	333
Investment in unconsolidated joint ventures	254,728	213,003
Prepaid expenses	13,042	9,918
Trade name	16,500	16,500
Other assets	43,957	44,387
Total Assets	$7,248,401	$6,556,597
Liabilities
Line of credit	$456,000	$—
Term notes, net	2,750,683	2,747,838
Accounts payable and accrued liabilities	153,575	131,778
Deferred revenue	33,646	27,277
Mortgages payable	36,454	37,030
Total Liabilities	3,430,358	2,943,923
Limited partners’ preferred redeemable capital interest at redemption value (3,523,113 and 3,590,603 units outstanding at September 30, 2022 and December 31, 2021, respectively)	89,077	90,783
Limited partners’ common redeemable capital interest at redemption value (1,041,510 and 960,708 units outstanding at September 30, 2022 and December 31, 2021, respectively)	116,190	142,892
Partners’ Capital
General partner (893,109 and 881,030 units outstanding at September 30, 2022 and December 31, 2021, respectively)	38,185	36,131
Limited partners (84,101,991 and 82,684,680 units outstanding at September 30, 2022 and December 31, 2021, respectively)	3,573,104	3,346,992
Accumulated other comprehensive loss	(3,437)	(4,124)
Total Controlling Partners’ Capital	3,607,852	3,378,999
Noncontrolling interest in consolidated subsidiary	4,924	—
Total Partners' Capital	3,612,776	3,378,999
Total Liabilities and Partners’ Capital	$7,248,401	$6,556,597

See notes to consolidated financial statements.

LIFE STORAGE LP

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands, except per unit data)	2022	2021	2022	2021
Revenues
Rental income	$241,261	$182,937	$674,008	$496,316
Tenant reinsurance	19,042	15,485	54,567	41,810
Other operating income	12,651	9,834	34,914	29,280
Total operating revenues	272,954	208,256	763,489	567,406
Expenses
Property operations and maintenance	47,906	36,410	132,733	103,519
Tenant reinsurance	9,033	6,228	22,361	16,434
Real estate taxes	25,702	21,397	75,581	61,794
General and administrative	18,493	16,141	52,995	45,407
Depreciation and amortization	48,711	37,158	143,187	106,287
Total operating expenses	149,845	117,334	426,857	333,441
Gain on sale of non-real estate assets	2,841	—	4,806	—
Income from operations	125,950	90,922	341,438	233,965
Other income (expenses)
Interest expense	(28,010)	(21,350)	(77,755)	(62,470)
Interest and dividend income	5	2	24	787
Equity in income of joint ventures	2,799	1,477	6,832	4,126
Net income	100,744	71,051	270,539	176,408
Net income attributable to noncontrolling preferred interests in the Operating Partnership	(999)	(476)	(3,002)	(476)
Net income attributable to noncontrolling common interests in the Operating Partnership	(1,231)	(301)	(3,184)	(760)
Net income attributable to noncontrolling interests in consolidated subsidiary	(9)	—	(9)	—
Net income attributable to common unitholders	$98,505	$70,274	$264,344	$175,172
Earnings per common unit attributable to common unitholders – basic	$1.16	$0.89	$3.14	$2.27
Earnings per common unit attributable to common unitholders – diluted	$1.16	$0.89	$3.14	$2.27
Common units used in basic earnings per unit calculation	84,472,979	78,961,434	84,129,261	77,135,429
Common units used in diluted earnings per unit calculation	85,396,539	79,179,816	84,554,165	77,303,339
Distributions declared per common unit	$1.08	$0.74	$3.08	$2.22
Net income attributable to general partner	$1,007	$711	$2,705	$1,764
Net income attributable to limited partners	$97,498	$69,563	$261,639	$173,408

See notes to consolidated financial statements.

LIFE STORAGE LP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2022	2021	2022	2021
Net income	$100,744	$71,051	$270,539	$176,408
Other comprehensive income:
Effective portion of gain on derivatives net of reclassification to interest expense	229	229	687	687
Total comprehensive income	100,973	71,280	271,226	177,095
Comprehensive income attributable to noncontrolling interests in the Operating Partnership	(2,242)	(778)	(6,203)	(1,239)
Comprehensive income attributable to common unitholders	$98,731	$70,502	$265,023	$175,856

See notes to consolidated financial statements.

LIFE STORAGE LP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(dollars in thousands)	Nine Months Ended September 30, 2022	Nine Months Ended September 30, 2021
Operating Activities
Net income	$270,539	$176,408
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	143,187	106,287
Amortization of debt issuance costs and bond discount	4,187	3,185
Equity in income of joint ventures	(6,832)	(4,126)
Distributions from unconsolidated joint ventures	12,710	10,359
Non-vested stock earned	5,226	4,603
Deferred income taxes	18	(43)
Other	(4,999)	(236)
Changes in assets and liabilities (excluding the effects of acquisitions):
Accounts receivable	(5,007)	(271)
Prepaid expenses	(3,272)	(3,562)
(Advances to) receipts from joint ventures	(753)	475
Accounts payable and other liabilities	22,488	10,402
Deferred revenue	3,906	4,614
Net cash provided by operating activities	441,398	308,095
Investing Activities
Acquisition of storage facilities, net of cash acquired	(811,622)	(773,859)
Improvements, equipment additions, and construction in progress	(66,013)	(54,310)
Proceeds from sale of non-real estate assets	6,250	—
Return of investment in unconsolidated joint ventures	—	36,911
Investment in unconsolidated joint ventures	(77,755)	(57,397)
Property deposits	(2,220)	(11,914)
Net cash used in investing activities	(951,360)	(860,569)
Financing Activities
Net proceeds from sale of partnership units	181,028	807,185
Proceeds from line of credit	1,017,000	459,000
Repayments of line of credit	(561,000)	(459,000)
Debt issuance costs	(5,994)	(88)
Distributions to unitholders	(259,135)	(170,666)
Distributions to noncontrolling interest holders	(6,065)	(740)
Redemption of operating partnership units	(3,823)	(256)
Mortgage principal payments	(383)	(364)
Net cash provided by financing activities	361,628	635,071
Net (decrease) increase in cash and restricted cash	(148,334)	82,597
Cash and restricted cash at beginning of period	176,434	58,771
Cash and restricted cash at end of period	$28,100	$141,368
Supplemental cash flow information
Cash paid for interest, net of interest capitalized	$66,173	$56,359
Cash paid for income taxes, net of refunds	$2,526	$940

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. BASIS OF PRESENTATION

The accompanying unaudited financial statements of Life Storage, Inc. (the “Parent Company”) and Life Storage LP (the “Operating Partnership”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022. Share and per share amounts and unit and per unit amounts as of and for all periods presented have been adjusted to reflect the impact of the three-for-two distribution of common stock announced by the Company on January 4, 2021 and distributed on January 27, 2021 to shareholders and unitholders of record on January 15, 2021.

2. ORGANIZATION

The Parent Company operates as a self-administered and self-managed real estate investment trust (a “REIT”) that owns and operates self-storage properties. All of the Parent Company’s assets are owned by, and all its operations are conducted through, the Operating Partnership. Life Storage Holdings, Inc., a wholly owned subsidiary of the Parent Company (“Holdings”), is the sole general partner of the Operating Partnership; the Parent Company is a limited partner of the Operating Partnership and, through its ownership of Holdings and its limited partnership interest, controls the operations of the Operating Partnership, holding a 98.0% ownership interest therein as of September 30, 2022, assuming the conversion of all preferred operating partnership units at that date. The remaining ownership interests in the Operating Partnership (the “Units”) are held by certain former owners of assets acquired by the Operating Partnership. The Parent Company, the Operating Partnership and their consolidated subsidiaries are collectively referred to in this report as the “Company.” In addition, terms such as “we,” “us,” or “our” used in this report may refer to the Company, the Parent Company and/or the Operating Partnership.

At September 30, 2022, we had an ownership interest in and/or managed 1,152 self-storage properties in 37 states. Among our 1,152 self-storage properties are 133 properties that we manage for unconsolidated joint ventures (see Note 10) and 267 properties that we manage and in which we have no ownership interest.

We consolidate all wholly owned subsidiaries. Partially owned entities, including joint ventures, are consolidated when we control the entity. Our consolidated financial statements include the accounts of the Parent Company, the Operating Partnership, Life Storage Solutions, LLC (one of the Parent Company’s taxable REIT subsidiaries), Warehouse Anywhere LLC, and all other wholly owned subsidiaries. Also included in our consolidated financial statements is one joint venture of which we own 83% of the equity and are the primary beneficiary of the joint venture. All intercompany transactions and balances have been eliminated. Investments in joint ventures that we do not control but over which we have significant influence are accounted for using the equity method.

Included in the Parent Company’s consolidated balance sheets are noncontrolling redeemable Operating Partnership Units and included in the Operating Partnership’s consolidated balance sheets are limited partners’ redeemable capital interests at redemption value. These interests are presented in the “mezzanine” section of the consolidated balance sheets because they do not meet the functional definition of a liability or equity under current accounting literature. These represent the outside ownership interests of the limited partners in the Operating Partnership. There were 1,041,510 and 960,708 common noncontrolling redeemable Operating Partnership Units outstanding at September 30, 2022 and December 31, 2021, respectively, and 3,523,113 and 3,590,603 preferred noncontrolling redeemable Operating Partnership Units outstanding at September 30, 2022 and December 31, 2021, respectively. The preferred noncontrolling redeemable Operating Partnership Units rank senior to all other partnership interests with respect to distributions and liquidation.

The common unitholders are entitled to receive distributions per unit equivalent to the dividends declared per share on the Parent Company’s common stock. The preferred unitholders are entitled to receive a fixed priority return of 4.5% and the preferred noncontrolling redeemable Operating Partnership Units are convertible at the option of the unitholders into common noncontrolling redeemable Operating Partnership Units. Upon any such conversion, each preferred noncontrolling redeemable Operating Partnership Unit being converted shall be convertible into a number of common Operating Partnership Units equal to the quotient of (i) the stated value of the preferred noncontrolling redeemable Operating Partnership Units being converted (such stated value being $25.00 per preferred noncontrolling redeemable Operating Partnership Unit) plus any accrued and unpaid distributions, divided by (ii) the average closing price of the Parent Company's common stock over the 90 consecutive trading days ending the trading day preceding the date of conversion. The Operating Partnership is obligated to redeem each of the common noncontrolling redeemable Operating Partnership Units at the request of the holder thereof for cash equal to the fair market value of a share of the Parent Company’s common stock based on a 10-day average of the daily market price, at the time of such redemption, provided that the Company, at its option, may elect to acquire any such Unit presented for redemption for one common share or cash.

The Company accounts for the noncontrolling redeemable Operating Partnership Units under the provisions of Accounting Standards Codification (ASC) Topic 480-10-S99. The application of the ASC Topic 480-10-S99 accounting model requires the noncontrolling interest to follow normal noncontrolling interest accounting and then be marked to redemption value at the end of each reporting period if higher (but never adjusted below that normal noncontrolling interest accounting amount) for the common noncontrolling redeemable Operating Partnership Units. The offset to the adjustment to the carrying amount of the common noncontrolling redeemable Operating Partnership Units is reflected in the Company’s dividends in excess of net income and in the Operating Partnership’s general partner and limited partners capital balances. Accordingly, in the accompanying consolidated balance sheets, common noncontrolling redeemable Operating Partnership Units are reflected at redemption value at September 30, 2022 and December 31, 2021, equal to the number of common noncontrolling interest units outstanding multiplied by the fair market value of the Parent Company’s common stock at that date. Redemption value exceeded the value determined under the Company’s historical basis of accounting at those dates. ASC Topic 480-10-S99 requires the preferred noncontrolling redeemable Operating Partnership Units to be valued at fair value as of the date of issuance and to continue to be recorded at the value determined at initial measurement plus any accrued distributions.

The following is a reconciliation of the Parent Company’s common noncontrolling redeemable Operating Partnership Units and the Operating Partnership’s limited partners’ redeemable common capital interest for the period:

(dollars in thousands)	Nine Months Ended September 30, 2022
Beginning balance	$142,892
Net income attributable to noncontrolling common interests in the Operating Partnership	3,184
Issuance of units	11,996
Redemption of units	(1,942)
Distributions	(3,044)
Adjustment to redemption value	(36,896)
Ending balance	$116,190

The following is a reconciliation of the Parent Company’s preferred noncontrolling redeemable Operating Partnership Units and the Operating Partnership’s limited partners’ redeemable preferred capital interest for the period:

(dollars in thousands)	Nine Months Ended September 30, 2022
Beginning balance	$90,783
Net income attributable to noncontrolling preferred interests in the Operating Partnership	3,002
Redemption of units	(1,687)
Distributions	(3,021)
Ending balance	$89,077

Subsequent to September 30, 2021, due to growth in the Company's tenant reinsurance program, tenant reinsurance revenues and expenses are presented separately on the consolidated statements of operations. The September 30, 2021 consolidated statements of operations have been revised accordingly to comply with this presentation. Prior to this change in presentation, such tenant reinsurance revenues and expenses were included in other income and property operations and maintenance expense, respectively, in the Company's consolidated statements of operations. The disaggregated revenues of the Company presented in accordance with ASC Topic 606 “Revenue from Contracts with Customers” are as follows:

(dollars in thousands)	Three Months Ended September 30, 2022	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2022	Nine Months Ended September 30, 2021
Rental income	$241,261	$182,937	$674,008	$496,316
Revenues related to tenant reinsurance	19,042	15,485	54,567	41,810
Management and acquisition fee income	7,694	5,360	19,889	16,091
Other	4,957	4,474	15,025	13,189
Total operating revenues	$272,954	$208,256	$763,489	$567,406

Management and acquisition fee income is included in other operating income in the consolidated statements of operations.

During the nine months ended September 30, 2022, approximately 15% and 16% of the Company’s revenue was derived from self-storage facilities in the states of Texas and Florida, respectively.

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

For the three months ended September 30, 2022 and 2021, the Company recorded compensation expense of $1,822,000 and $1,683,000, respectively, related to amortization of non-vested stock grants and performance-based awards. For the nine months ended September 30, 2022 and 2021, the Company recorded compensation expense of $5,226,000 and $4,603,000, respectively, related to amortization of non-vested stock grants and performance-based awards.

During the nine months ended September 30, 2022, 5,250 options were exercised by directors of the Company at a weighted average exercise price of $32.95 per share. No stock options were exercised by employees or directors during the three months ended September 30, 2022 or the three and nine months ended September 30, 2021.

During the nine months ended September 30, 2022, the Company issued 31,442 shares of non-vested stock to employees and directors which vest over periods ranging from one to five years from the respective grant dates. The per-share fair market value on the date of grant of the non-vested stock issued during the nine months ended September 30, 2022 ranged from $113.74 to $149.73, resulting in an aggregate fair value of $3.9 million. During the three months ended September 30, 2022 and 2021, 3,869 and 563 shares of non-vested stock, respectively, vested. During the nine months ended September 30, 2022 and 2021, 29,665 and 29,913 shares of non-vested stock, respectively, vested.

During the nine months ended September 30, 2022, the Company granted performance-based awards that entitle recipients to earn up to 10,148 shares of Company stock if certain performance criteria are achieved over a three-year period. The Company estimated the aggregate fair value of the awards on the grant date to be $0.8 million.

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

(Dollars in thousands)	September 30, 2022	December 31, 2021	September 30, 2021
Cash	$22,498	$171,865	$136,157
Restricted cash	5,602	4,569	5,211
Total cash and restricted cash	$28,100	$176,434	$141,368

5. INVESTMENT IN STORAGE FACILITIES AND INTANGIBLE ASSETS

The following summarizes our activity in storage facilities during the nine months ended September 30, 2022:

(dollars in thousands)
Cost:
Beginning balance	$7,090,457
Acquisition of wholly owned storage facilities	822,980
Consolidated joint venture self-storage facility acquisition	28,813
Improvements and equipment additions	48,281
Net increase in construction in progress	19,457
Dispositions	(8,145)
Ending balance	$8,001,843
Accumulated Depreciation:
Beginning balance	$1,007,650
Additions during the period	127,134
Dispositions	(6,701)
Ending balance	$1,128,083

The Company acquired 43 self-storage facilities during the nine months ended September 30, 2022. The acquisitions of these facilities were accounted for as asset acquisitions. The costs of the facilities, including closing costs, were allocated to land, building, equipment and improvements, and in-place customer leases based upon their relative fair values. The operating results of the facilities acquired have been included in the Company's operations since the respective acquisition dates.

The purchase prices of the facilities acquired in 2022 have been assigned as follows:

(dollars in thousands)				Consideration paid				Acquisition Date Fair Value
States	Number of Properties	Date of Acquisition	Purchase Price	Cash Paid	Carrying Value of Noncontrolling Interest in Joint Venture	Value of Operating Partnership Units Issued	Net Other Liabilities (Assets) Assumed	Land	Building, Equipment, and Improvements	In-Place Customer Leases
CA	6	1/4/2022	$165,225	$165,160	$-	$-	$65	$20,321	$143,243	$1,661
GA, NC, SC	3	3/11/2022	48,586	48,446	-	-	140	3,926	44,300	360
IL, NC, TX	8	3/15/2022	116,048	115,410	-	-	638	12,292	102,439	1,317
MD	1	3/28/2022	21,651	21,646	-	-	5	1,640	19,856	155
NY	1	4/4/2022	35,802	5,557	30,186	-	59	10,287	25,280	235
FL	3	4/19/2022	52,343	52,060	-	-	283	7,894	43,814	635
GA	1	4/22/2022	16,403	16,390	-	-	13	1,333	14,903	167
MA	1	4/25/2022	20,083	20,087	-	-	(4)	810	19,041	232
FL	1	5/10/2022	17,218	17,112	-	-	106	3,712	13,306	200
FL	1	5/12/2022	36,452	36,254	-	-	198	5,101	31,079	272
NY	2	5/17/2022	32,487	32,374	-	-	113	1,524	30,594	369
TX	1	5/17/2022	17,097	6,608	-	10,300	189	1,273	15,615	209
FL	1	5/31/2022	22,021	21,880	-	-	141	3,563	18,171	287
CA	1	6/21/2022	12,675	12,641	-	-	34	5,967	6,572	136
NC	1	7/6/2022	20,059	19,970	-	-	89	428	19,428	203
NV	1	8/12/2022	29,113	29,154	-	-	(41)	2,354	26,512	247
NY	1	8/12/2022	29,000	24,130	4,915	-	(45)	8,079	20,734	187
CA	1	8/23/2022	10,709	10,690	-	-	19	1,324	9,292	93
AZ	1	8/24/2022	30,550	30,388	-	-	162	3,959	26,255	336
MO	5	9/14/2022	93,103	91,820	-	-	1,283	8,212	83,702	1,189
MA	1	9/21/2022	16,650	16,618	-	-	32	640	15,819	191
FL	1	9/22/2022	17,363	17,233	-	-	130	1,830	15,369	164
Total acquired in 2022	43		$860,638	$811,628	$35,101	$10,300	$3,609	$106,469	$745,324	$8,845

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

During August 2022, the Company purchased a self-storage facility in New York from an unrelated joint venture partner for total consideration of $29.0 million, which includes $4.9 million related to the seller's retained interest in the joint venture. The Company owns 83% of this joint venture with the remaining 17% owned by the Company's joint venture partner. Based on the facts and circumstances of the joint venture, the Company determined that the facility should be consolidated in accordance with ASC 810, Consolidation. The assets and liabilities of the property are included in the Company's consolidated balance sheets. Additionally included in the Company's consolidated balance sheets is the joint venture partner's noncontrolling interest, which totals $4.9 million at September 30, 2022. The Company's net investment in the joint venture is $24.1 million at September 30, 2022.

Non-cash investing activities during the nine months ended September 30, 2022 include the Company's equity investment in McDonald at carrying value, the issuance of $10.3 million of common operating partnership units valued based on the average closing price of the Parent Company's common stock over the 15 consecutive trading days immediately preceding the closing date, the noncontrolling interest in the self-storage facility acquired in New York, and the assumption of net other liabilities totaling $3.6 million.

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

In-place customer leases are included in other assets on the Company’s consolidated balance sheets as follows:

(Dollars in thousands)	September 30, 2022	December 31, 2021
In-place customer leases	$116,631	$107,786
Accumulated amortization	(109,887)	(93,820)
Net carrying value at the end of period	$6,744	$13,966

Amortization expense related to in-place customer leases was $5.0 million and $16.1 million for the three and nine months ended September 30, 2022, respectively, and $3.6 million and $8.4 million for the three and nine months ended September 30, 2021, respectively, and is included in depreciation and amortization expense in the consolidated statements of operations.

Change in Useful Life Estimates

As part of the Company’s capital improvement efforts, buildings at certain self-storage facilities have been identified for replacement. As a result of the decision to replace these buildings, the Company reassessed the estimated useful lives of the then existing buildings. This useful life reassessment resulted in a minimal change in depreciation expense during the three months ended September 30, 2022 and 2021 and an increase in depreciation expense of approximately $0.2 million and $2.5 million during the nine months ended September 30, 2022 and 2021, respectively. The Company estimates that due to buildings recently identified for replacement, the change in estimated useful lives of buildings identified for replacement as of September 30, 2022 will have a minimal impact on depreciation expense during the remainder of 2022.

The accelerated depreciation resulting from the events discussed above had minimal impact on earnings per share/unit for the three and nine months ended September 30, 2022 and reduced both basic and diluted earnings per share/unit by approximately $0.03 for the nine months ended September 30, 2021.

6. UNSECURED LINE OF CREDIT AND TERM NOTES

Borrowings outstanding on our unsecured line of credit and term notes are as follows:

(Dollars in thousands)	September 30, 2022	December 31, 2021
Revolving line of credit borrowings	$456,000	$—

Term note due April 8, 2024	$175,000	$175,000
Senior term note due July 1, 2026	600,000	600,000
Senior term note due December 15, 2027	450,000	450,000
Term note due July 21, 2028	200,000	200,000
Senior term note due June 15, 2029	350,000	350,000
Senior term note due October 15, 2030	400,000	400,000
Senior term note due October 15, 2031	600,000	600,000
Total term note principal balance outstanding	2,775,000	2,775,000
Less: unamortized debt issuance costs	(14,266)	(16,008)
Less: unamortized senior term note discount	(10,051)	(11,154)
Term notes payable	$2,750,683	$2,747,838

Until July 13, 2022, the Company had maintained an unsecured amended credit agreement including a revolving credit facility with a limit of $500 million and a maturity date of March 10, 2023. Such credit agreement provided for interest on the revolving credit facility at a variable annual rate equal to LIBOR plus a margin based on the Company’s credit rating and required an annual facility fee on the revolving credit facility which varied based upon the Company’s credit rating (at December 31, 2021 the facility fee was 0.15%). The interest rate on the Company’s revolving credit facility at December 31, 2021 was approximately 1.05%.

On July 13, 2022, the Company entered into an amended and restated credit facility which replaced the credit facility discussed above. Under the amended credit facility, the Company's revolving credit facility increased to $1.25 billion and the maturity date of such facility was extended to January 13, 2027. The new revolving credit facility bears interest at a variable annual rate equal to Term SOFR plus a 0.10% SOFR adjustment plus a margin based on the Company's credit rating (at September 30, 2022, the margin is 0.775%) and requires an annual facility fee which varies based on the Company's credit rating (at September 30, 2022, the facility fee is 0.15%). At September 30, 2022, there was $793.9 million available on the unsecured line of credit. The interest rate on the Company’s line of credit at September 30, 2022 was approximately 3.94%. The Company has the option under the new credit facility to increase the total aggregate borrowing capacity to $2.0 billion.

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

The 2031 Senior Notes, the 2030 Senior Notes, the 2029 Senior Notes, the 2027 Senior Notes and the 2026 Senior Notes (collectively the "Senior Notes") are all fully and unconditionally guaranteed by the Parent Company. The indenture under which the Senior Notes were issued restricts the ability of the Company and its subsidiaries to incur debt unless the Company and its consolidated subsidiaries comply with a leverage ratio not to exceed 60% and an interest coverage ratio of more than 1.5:1 on all outstanding debt, after giving effect to the incurrence of the debt. The indenture also restricts the ability of the Company and its subsidiaries to incur secured debt unless the Company and its consolidated subsidiaries comply with a secured debt leverage ratio not to exceed 40% after giving effect to the incurrence of the debt. The indenture also contains other financial and customary covenants, including a covenant not to own unencumbered assets with a value less than 150% of the unsecured indebtedness of the Company and its consolidated subsidiaries. At September 30, 2022, the Company was in compliance with such covenants.

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

The line of credit and term notes require the Company to meet certain financial covenants, measured on a quarterly basis, including prescribed leverage, fixed charge coverage, minimum net worth, limitations on additional indebtedness and limitations on dividend payouts. At September 30, 2022, the Company was in compliance with such covenants.

We believe that if operating results remain consistent with historical levels and levels of other debt and liabilities remain consistent with amounts outstanding at September 30, 2022, the entire availability on the line of credit could be drawn without violating our debt covenants.

The Company’s fixed rate term notes contain a provision that allows for the noteholders to call the debt upon a change of control of the Company at an amount that includes a make whole premium based on rates in effect on the date of the change of control.

Deferred debt issuance costs and the discount on the outstanding term notes are both presented as reductions of term notes in the accompanying consolidated balance sheets at September 30, 2022 and December 31, 2021. Amortization expense related to deferred debt issuance costs was $0.6 million for both of the three months ended September 30, 2022 and 2021 and $1.7 million and $1.8 million for the nine months ended September 30, 2022 and 2021, respectively, and is included in interest expense in the consolidated statements of operations.

7. MORTGAGES PAYABLE AND DEBT MATURITIES

Mortgages payable at September 30, 2022 and December 31, 2021 consist of the following:

(dollars in thousands)	September 30, 2022	December 31, 2021
4.065% mortgage note due April 1, 2023, secured by one self- storage facility with an aggregate net book value of $7.0 million, principal and interest paid monthly (effective interest rate 4.33%)	$3,648	$3,728
5.26% mortgage note due November 1, 2023, secured by one self-storage facility with an aggregate net book value of $7.5 million, principal and interest paid monthly (effective interest rate 5.60%)	3,588	3,650
4.4625% mortgage notes due December 6, 2024, secured by three self-storage facilities with an aggregate net book value of $53.6 million, principal and interest paid monthly (effective interest rate 3.24%)	22,233	22,427
4.44% mortgage note due July 6, 2025, secured by one self-storage facility with an aggregate net book value of $13.2 million, principal and interest paid monthly (effective interest rate 4.51%)	6,138	6,228
5.99% mortgage note due May 1, 2026, secured by one self- storage facility with an aggregate net book value of $6.2 million, principal and interest paid monthly (effective interest rate 6.56%)	847	997
Total mortgages payable	$36,454	$37,030

The table below summarizes the Company’s debt obligations at September 30, 2022. The estimated fair value of financial instruments is subjective in nature and is dependent on a number of important assumptions, including discount rates and relevant comparable market information associated with each financial instrument. The fair value of the fixed rate term notes and mortgage notes were estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. These assumptions are considered Level 2 inputs within the fair value hierarchy as described in Note 9. The carrying values of our variable rate debt instruments approximate their fair values as these debt instruments bear interest at current market rates that approximate market participant rates. This is considered a Level 2 input within the fair value hierarchy. The use of different market assumptions and estimation methodologies may have a material effect on the reported estimated fair value amounts. Accordingly, the estimates presented below are not necessarily indicative of the amounts the Company would realize in a current market exchange.

		Expected Maturity Date Including Discount
(dollars in thousands)	2022	2023	2024	2025	2026	Thereafter	Total	Fair Value
Line of credit - variable rate SOFR + 0.775% (3.94% at September 30, 2022)	$—	$—	$—	$—	$—	$456,000	$456,000	$456,000
Notes Payable:
Term note - fixed rate 4.533%	—	—	175,000	—	—	—	175,000	170,325
Term note - fixed rate 3.50%	—	—	—	—	600,000	—	600,000	551,359
Term note - fixed rate 3.875%	—	—	—	—	—	450,000	450,000	408,515
Term note - fixed rate 3.67%	—	—	—	—	—	200,000	200,000	176,252
Term note - fixed rate 4.00%	—	—	—	—	—	350,000	350,000	309,177
Term note - fixed rate 2.20%	—	—	—	—	—	400,000	400,000	298,381
Term note - fixed rate 2.40%	—	—	—	—	—	600,000	600,000	437,083
Mortgage note - fixed rate 4.065%	28	3,620	—	—	—	—	3,648	3,597
Mortgage note - fixed rate 5.26%	21	3,567	—	—	—	—	3,588	3,538
Mortgage notes - fixed rate 4.4625%	—	—	22,233	—	—	—	22,233	20,678
Mortgage note - fixed rate 4.44%	31	126	131	5,850	—	—	6,138	5,745
Mortgage note - fixed rate 5.99%	53	216	229	243	106	—	847	839
Total	$133	$7,529	$197,593	$6,093	$600,106	$2,456,000	$3,267,454

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

The changes in AOCL for the three and nine months ended September 30, 2022 and 2021 are summarized as follows:

(dollars in thousands)	Three Months Ended September 30, 2022	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2022	Nine Months Ended September 30, 2021
Accumulated other comprehensive loss beginning of period	$(3,666)	$(4,583)	$(4,124)	$(5,041)
Realized loss reclassified from accumulated other comprehensive loss to interest expense	229	229	687	687
Accumulated other comprehensive loss end of period	$(3,437)	$(4,354)	$(3,437)	$(4,354)

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

There are no assets or liabilities carried at fair value measured on a recurring basis on the consolidated balance sheets as of September 30, 2022 and December 31, 2021.

10. INVESTMENT IN JOINT VENTURES

A summary of the Company’s unconsolidated joint ventures is as follows:

Venture	Number of Properties at September 30, 2022	Company common ownership interest at September 30, 2022	Carrying value of investment at September 30, 2022	Carrying value of investment at December 31, 2021
Sovran HHF Storage Holdings LLC (“Sovran HHF”)[1]	37	20%	$63.8 million	$58.7 million
Sovran HHF Storage Holdings II LLC (“Sovran HHF II”)[2]	22	15%	($2.5 million)	($2.4 million)
Life Storage-HIERS Storage LLC (“HIERS”)	17	20%	$13.6 million	$13.9 million
191 V Life Storage Holdings LLC ("191 V")[3]	17	20%	$27.8 million	$27.4 million
GII Life Storage Holdings LLC (“GII”)[4]	13	35%	$49.0 million	$51.5 million
Life Storage HHF Wasatch Holdings LLC ("Wasatch")[5]	15	20%	$51.2 million	—
Iskalo Office Holdings, LLC (“Iskalo”)[6]	N/A	49%	($2.3 million)	($2.4 million)
Life Storage Spacemax, LLC ("Spacemax")	6	40%	$13.9 million	$14.5 million
Life Storage 898 McDonald, LLC ("McDonald")[7]	—	0%	—	$30.0 million
Life Storage ArrowMark Venture LLC ("ArrowMark Venture")[8]	N/A	50%	$4.6 million	$1.5 million
Joint ventures with properties in development stage[9]	6	Various	$18.8 million	$4.7 million
Other unconsolidated joint ventures (11 joint ventures)[10]	10	Various	$12.0 million	$10.8 million

[1]

As of September 30, 2022, the carrying value of the Company’s investment in Sovran HHF exceeds its share of the underlying equity in net assets of Sovran HHF by approximately $1.7 million as a result of the capitalization of certain acquisition related costs in 2008. This difference is included in the carrying value of the investment. In June 2022, Sovran HHF acquired one additional self-storage facility for cash consideration of $31.7 million. The Company made an additional contribution of $6.7 million as the Company's share of this transaction.

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

[5]

In July 2022, the Company executed a joint venture agreement, Life Storage HHF Wasatch Holdings LLC, with an unrelated third-party with the purpose of acquiring and operating self-storage facilities. In September 2022, Wasatch acquired 15 self-storage facilities for a total contractual purchase price of $262.0 million. During 2022, the Company contributed $51.5 million to Wasatch as the Company's share of the initial capital investment in the joint venture. At September 30, 2022, the joint venture was under contract to acquire one additional self-storage facility for an aggregate purchase price of $22.5 million.

[6]

Iskalo owns the building that houses the Company’s headquarters. The Company paid rent to Iskalo of $1.2 million and $1.1 million during the nine months ended September 30, 2022 and September 30, 2021, respectively.

[7]

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

[8]

In October 2021, the Company executed a joint venture agreement, Life Storage ArrowMark Venture LLC, with the purpose of arranging and originating mortgage loans to owners of self-storage facilities throughout the United States. During 2021 and 2022, the Company contributed $1.6 million and $2.8 million, respectively, to ArrowMark Venture as the Company's share of the funding of two mortgage loans to third-parties in 2021 and one mortgage loan to a third-party in 2022.

[9]

The Company has entered into six separate joint ventures, one of which is developing a self-storage facility in Ontario, Canada, four of which are developing self-storage facilities in the New York City market, and one of which is developing a self-storage facility in the Tampa, FL, market. The Company has contributed an aggregate total of $18.8 million as its share of capital to these joint ventures.

[10]

Included in other unconsolidated joint ventures is LS HF8 COMREF Holdings LLC ("HF8"). During August 2022, the Company executed the HF8 joint venture agreement with an unrelated third party for the purpose of acquiring self-storage facilities and contributed $1.2 million as the Company's share of the initial capital investment in the joint venture during the three months ended September 30, 2022. At September 30, 2022, the joint venture was under contract to acquire three self-storage facilities for an aggregate purchase price of $59.0 million. The acquisition of these facilities was completed during October 2022.

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

Based on the facts and circumstances of each of the Company’s joint ventures, the Company has determined that one of the joint ventures at September 30, 2022 is a variable interest entity (“VIE”) in accordance with ASC 810, “Consolidation.” The Company has consolidated that joint venture as it was determined that the Company has substantive participation rights over the activities as stipulated in the joint venture agreement and is the primary beneficiary of the joint venture (see Note 5). The Company used the voting model under ASC 810 to determine whether or not to consolidate the remaining joint ventures. Based upon each member’s substantive participation rights over the activities as stipulated in the joint venture agreements, none of the joint ventures evaluated under the voting model are consolidated by the Company. Due to the Company’s significant influence over the operations of each of these joint ventures, all above joint ventures are accounted for under the equity method of accounting.

The carrying values of the Company’s investments in joint ventures are assessed for other-than-temporary impairment on a periodic basis and no such impairments have been recorded on any of the Company’s investments in joint ventures.

As property manager of the self-storage facilities owned by each of the operational joint ventures, the Company earns management and/or call center fees based on a percentage of joint venture gross revenues. These fees earned from joint ventures, which are included in other operating income in the consolidated statements of operations, totaled $2.8 million and $2.3 million for the three months ended September 30, 2022 and 2021, respectively, and $7.9 million and $5.9 million for the nine months ended September 30, 2022 and 2021.

The Company’s share of the unconsolidated joint ventures’ income is as follows:

(dollars in thousands) Venture	Three Months Ended September 30, 2022	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2022	Nine Months Ended September 30, 2021
Sovran HHF	$1,088	$846	$3,092	$2,247
Sovran HHF II	583	435	1,595	1,157
191 V	708	(240)	1,479	(229)
Other unconsolidated joint ventures	420	436	666	951
	$2,799	$1,477	$6,832	$4,126

The Company does not guarantee the debt of any of its equity method investees.

We do not expect to have material future cash outlays relating to these joint ventures outside our share of capital required for future acquisitions of properties, our share of capital for the origination of nonrecourse loans by ArrowMark Venture, our share of capital required for the development of properties under construction, and our share of the payoff of secured debt held by these joint ventures.
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

The Company recorded federal and state income tax expense of $1.7 million and $3.6 million for the three and nine months ended September 30, 2022, respectively. Of these amounts, $0.9 million and $1.6 million are included in gain on sale of non-real estate assets for the three and nine months ended September 30, 2022, respectively, while the remainder is included in general and administrative expenses in the consolidated statements of operations. The Company recorded federal and state income tax expense of $0.7 million and $1.9 million for the three and nine months ended September 30, 2021, respectively. These amounts are included in general and administrative expenses in the consolidated statements of operations. At September 30, 2022 and 2021, there were no material unrecognized tax benefits, and the Company had no interest or penalties relating to uncertain tax positions during the periods then ended. Interest and penalties relating to uncertain tax positions will be recognized in income tax expense when incurred. Income taxes payable by the Company and the net deferred tax liabilities of our taxable REIT subsidiaries are classified within accounts payable and accrued liabilities in the consolidated balance sheets, while prepaid income taxes are classified within prepaid expenses. As of September 30, 2022, the Company’s taxable REIT subsidiaries have deferred tax assets totaling $0.5 million and a deferred tax liability of $1.9 million. As of December 31, 2021, the Company’s taxable REIT subsidiaries had deferred tax assets of $0.4 million and a deferred tax liability of $1.8 million. The tax years 2018-2021 remain open to examination by the major taxing jurisdictions to which the Company is subject.

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

Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per common share utilizing the two-class method.

(in thousands except per share data)	Three Months Ended September 30, 2022	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2022	Nine Months Ended September 30, 2021
Numerator:
Net income attributable to common shareholders	$98,505	$70,274	$264,344	$175,172
Net income attributable to unvested restricted shares	(172)	(119)	(151)	(78)
Net income attributable to outstanding common shares	$98,333	$70,155	$264,193	$175,094
Effect of Dilutive Securities:
Net income attributable to preferred units	999	—	999	—
Numerator for diluted earnings per share	$99,332	$70,155	$265,192	$175,094
Denominator:
Denominator for basic earnings per share – weighted average shares	84,473	78,961	84,129	77,135
Effect of Dilutive Securities:
Stock options and non-vested stock	924	219	425	168
Denominator for diluted earnings per share – adjusted weighted average shares and assumed conversion	85,397	79,180	84,554	77,303
Basic earnings per common share attributable to common shareholders	$1.16	$0.89	$3.14	$2.27
Diluted earnings per common share attributable to common shareholders	$1.16	$0.89	$3.14	$2.27

Earnings Per Unit

The following table sets forth the computation of basic and diluted earnings per common unit utilizing the two-class method.

(in thousands except per unit data)	Three Months Ended September 30, 2022	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2022	Nine Months Ended September 30, 2021
Numerator:
Net income attributable to common unitholders	$98,505	$70,274	$264,344	$175,172
Net income attributable to unvested restricted units	(172)	(119)	(151)	(78)
Net income attributable to outstanding common units	$98,333	$70,155	$264,193	$175,094
Effect of Dilutive Securities:
Net income attributable to preferred units	999	—	999	—
Numerator for diluted earnings per unit	$99,332	$70,155	$265,192	$175,094
Denominator:
Denominator for basic earnings per unit – weighted average units	84,473	78,961	84,129	77,135
Effect of Dilutive Securities:
Stock options and non-vested stock	924	219	425	168
Denominator for diluted earnings per unit – adjusted weighted average units and assumed conversion	85,397	79,180	84,554	77,303
Basic earnings per common unit attributable to common unitholders	$1.16	$0.89	$3.14	$2.27
Diluted earnings per common unit attributable to common unitholders	$1.16	$0.89	$3.14	$2.27

Not included in the effect of dilutive securities above for both earnings per share and earnings per unit are 126,980 unvested restricted shares for the three months ended September 30, 2022, and 111,260 unvested restricted shares for the three months ended September 30, 2021, because their effect would be antidilutive. Additionally, the effect of 3,523,113 preferred noncontrolling redeemable Operating Partnership Units are included in the effect of dilutive securities above for both earnings per share and earnings per unit for the three and nine months ended September 30, 2022 as if they were converted beginning at July 1, 2022 as such Units became redeemable during September 2022.

13. SHAREHOLDERS’ EQUITY

The following is a reconciliation of the changes in the Parent Company’s total shareholders’ equity for the nine months ended September 30, 2022:

(dollars in thousands)	Common Stock	Additional Paid-in Capital	Dividends in Excess of Net Income	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance December 31, 2021	$836	$3,697,000	$(314,713)	$(4,124)	$3,378,999
Net proceeds from issuance of common stock	7	92,764	—	—	92,771
Exercise of stock options	—	173	—	—	173
Earned portion of non-vested stock	—	1,661	—	—	1,661
Adjustment to redemption value on noncontrolling redeemable Operating Partnership units	—	—	10,924	—	10,924
Net income attributable to common shareholders	—	—	73,575	—	73,575
Amortization of terminated hedge included in AOCL	—	—	—	229	229
Dividends	—	—	(83,637)	—	(83,637)
Balance March 31, 2022	$843	$3,791,598	$(313,851)	$(3,895)	$3,474,695
Net proceeds from issuance of common stock	1	7,864	—	—	7,865
Earned portion of non-vested stock	—	1,743	—	—	1,743
Carrying value less than redemption value on redeemed noncontrolling interest	—	(2)	—	—	(2)
Adjustment to redemption value on noncontrolling redeemable Operating Partnership units	—	—	27,930	—	27,930
Net income attributable to common shareholders	—	—	92,264	—	92,264
Amortization of terminated hedge included in AOCL	—	—	—	229	229
Dividends	—	—	(84,363)	—	(84,363)
Balance June 30, 2022	$844	$3,801,203	$(278,020)	$(3,666)	$3,520,361
Net proceeds from issuance of common stock	6	80,213	—	—	80,219
Earned portion of non-vested stock	—	1,822	—	—	1,822
Carrying value less than redemption value on redeemed noncontrolling interest	—	(191)	—	—	(191)
Adjustment to redemption value on noncontrolling redeemable Operating Partnership units	—	—	(1,958)	—	(1,958)
Net income attributable to common shareholders	—	—	98,505	—	98,505
Amortization of terminated hedge included in AOCL	—	—	—	229	229
Dividends	—	—	(91,135)	—	(91,135)
Balance September 30, 2022	$850	$3,883,047	$(272,608)	$(3,437)	$3,607,852

The following is a reconciliation of the changes in the Parent Company’s total shareholders’ equity for the nine months ended September 30, 2021:

(dollars in thousands)	Common Stock	Additional Paid-in Capital	Dividends in Excess of Net Income	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance December 31, 2020	$495	$2,671,311	$(288,667)	$(5,041)	$2,378,098
Net proceeds from issuance of common stock	18	180,511	—	—	180,529
Earned portion of non-vested stock	—	1,453	—	—	1,453
Stock dividend	252	(252)	—	—	—
Carrying value less than redemption value on redeemed noncontrolling interest	—	(4)	—	—	(4)
Adjustment to redemption value on noncontrolling redeemable Operating Partnership units	—	—	(2,358)	—	(2,358)
Net income attributable to common shareholders	—	—	47,383	—	47,383
Amortization of terminated hedge included in AOCL	—	—	—	229	229
Dividends	—	—	(55,840)	—	(55,840)
Balance March 31, 2021	$765	$2,853,019	$(299,482)	$(4,812)	$2,549,490
Net proceeds from issuance of common stock	16	148,309	—	—	148,325
Earned portion of non-vested stock	—	1,467	—	—	1,467
Carrying value less than redemption value on redeemed noncontrolling interest	—	(13)	—	—	(13)
Adjustment to redemption value on noncontrolling redeemable Operating Partnership units	—	—	(7,142)	—	(7,142)
Net income attributable to common shareholders	—	—	57,516	—	57,516
Amortization of terminated hedge included in AOCL	—	—	—	229	229
Dividends	—	—	(56,873)	—	(56,873)
Balance June 30, 2021	$781	$3,002,782	$(305,981)	$(4,583)	$2,692,999
Net proceeds from issuance of common stock	39	478,292	—	—	478,331
Earned portion of non-vested stock	—	1,683	—	—	1,683
Carrying value less than redemption value on redeemed noncontrolling interest	—	(15)	—	—	(15)
Adjustment to redemption value on noncontrolling redeemable Operating Partnership units	—	—	(3,570)	—	(3,570)
Net income attributable to common shareholders	—	—	70,274	—	70,274
Amortization of terminated hedge included in AOCL	—	—	—	229	229
Dividends	—	—	(57,953)	—	(57,953)
Balance September 30, 2021	$820	$3,482,742	$(297,230)	$(4,354)	$3,181,978

On December 29, 2020, the Company entered into a continuous equity offering program (“2020 Equity Program”) with multiple sales agents, pursuant to which the Company was permitted to sell up to $500 million in aggregate offering price of shares of the Company’s common stock. The 2020 Equity Program was replaced on June 15, 2021 when the Company entered into a new continuous equity offering program ("2021 Equity Program") with multiple sales agents pursuant to which the Company is permitted to sell up to $500 million in aggregate offering price of shares of the Company's stock. The 2021 Equity Program was replaced on August 11, 2022 when the Company entered into a new continuous equity offering program ("2022 Equity Program") with multiple sales agents pursuant to which the Company is permitted to sell up to $1 billion in aggregate offering price of shares of the Company's stock. Actual sales under this continuous equity offering program will depend on a variety of factors and conditions, including, but not limited to, market conditions, the trading price of the Company’s common stock, and determinations of the appropriate sources of funding for the Company. The Company expects to offer, sell and issue shares of common stock under this equity program from time to time based on various factors and conditions, although the Company is under no obligation to sell any shares under this equity program. The 2020 Equity Program, 2021 Equity Program, and 2022 Equity Program are referred to collectively as the "Equity Programs."

During the nine months ended September 30, 2022, the Company issued 1,352,833 shares of common stock under the Equity Programs at a weighted average issue price of $135.22 per share, generating net proceeds of $181.1 million after deducting $1.8 million of sales commissions paid to the sales agents (all other related expenses were minor during the period). The Company used such proceeds primarily to fund a portion of the 43 storage facilities acquired during the nine months ended September 30, 2022.

During the nine months ended September 30, 2021, the Company issued 4,838,200 shares of common stock under the Equity Programs at a weighted average issue price of $95.80 per share, generating net proceeds of $458.2 million after deducting $4.6 million of sales commissions paid to the sales agents, as well as other expenses of $0.7 million. The Company used such proceeds to fund a portion of the 62 storage facilities acquired during the nine months ended September 30, 2021.

On August 2, 2017, the Company’s Board of Directors authorized the repurchase of up to $200 million of the Company’s outstanding common shares (“Buyback Program”). The Buyback Program allows the Company to purchase shares of its common stock in accordance with applicable securities laws on the open market, through privately negotiated transactions, or through other methods of acquiring shares. The Buyback Program may be suspended or discontinued at any time. The Company did not repurchase any outstanding common shares under the Buyback Program during the nine months ended September 30, 2022 or during the nine months ended September 30, 2021.

In 2013, the Company implemented a Dividend Reinvestment Plan which was suspended by the Company’s Board of Directors in 2017. As a result, the Company did not issue any shares under the Dividend Reinvestment Plan during the nine months ended September 30, 2022 and 2021.

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

14. PARTNERS’ CAPITAL

The following is a reconciliation of the changes in total partners’ capital for the nine months ended September 30, 2022:

(dollars in thousands)	Life Storage Holdings, Inc. General Partner	Life Storage, Inc. Limited Partner	Accumulated Other Comprehensive Income (Loss)	Total Controlling Partners’ Capital
Balance December 31, 2021	$36,131	$3,346,992	$(4,124)	$3,378,999
Net proceeds from issuance of Operating Partnership Units	927	91,844	—	92,771
Exercise of stock options	2	171	—	173
Earned portion of non-vested stock	17	1,644	—	1,661
Carrying value less than redemption value on redeemed noncontrolling interest	(1)	1	—	—
Adjustment to redemption value on noncontrolling redeemable Operating Partnership Units	—	10,924	—	10,924
Net income attributable to common unitholders	754	72,821	—	73,575
Amortization of terminated hedge included in AOCL	2	(2)	229	229
Distributions	(846)	(82,791)	—	(83,637)
Balance March 31, 2022	$36,986	$3,441,604	$(3,895)	$3,474,695
Net proceeds from issuance of Operating Partnership Units	80	7,785	—	7,865
Earned portion of non-vested stock	17	1,726	—	1,743
Issuance of common Operating Partnership Units	103	(103)	—	—
Carrying value less than redemption value on redeemed noncontrolling interest	(2)	—	—	(2)
Adjustment to redemption value on noncontrolling redeemable Operating Partnership Units	—	27,930	—	27,930
Net income attributable to common unitholders	944	91,320	—	92,264
Amortization of terminated hedge included in AOCL	2	(2)	229	229
Distributions	(853)	(83,510)	—	(84,363)
Balance June 30, 2022	$37,277	$3,486,750	$(3,666)	$3,520,361
Net proceeds from issuance of Operating Partnership Units	802	79,417	—	80,219
Earned portion of non-vested stock	18	1,804	—	1,822
Issuance of common Operating Partnership Units	17	(17)	—	—
Carrying value less than redemption value on redeemed noncontrolling interest	(19)	(172)	—	(191)
Adjustment to redemption value on noncontrolling redeemable Operating Partnership Units	—	(1,958)	—	(1,958)
Net income attributable to common unitholders	1,011	97,494	—	98,505
Amortization of terminated hedge included in AOCL	2	(2)	229	229
Distributions	(923)	(90,212)	—	(91,135)
Balance September 30, 2022	$38,185	$3,573,104	$(3,437)	$3,607,852

The following is a reconciliation of the changes in total partners’ capital for the nine months ended September 30, 2021:

(dollars in thousands)	Life Storage Holdings, Inc. General Partner	Life Storage, Inc. Limited Partner	Accumulated Other Comprehensive Income (Loss)	Total Controlling Partners’ Capital
Balance December 31, 2020	$24,045	$2,359,094	$(5,041)	$2,378,098
Net proceeds from issuance of Operating Partnership Units	1,807	178,722	—	180,529
Earned portion of non-vested stock	14	1,439	—	1,453
Carrying value less than redemption value on redeemed noncontrolling interest	(1)	(3)	—	(4)
Adjustment to redemption value on noncontrolling redeemable Operating Partnership Units	—	(2,358)	—	(2,358)
Net income attributable to common unitholders	476	46,907	—	47,383
Amortization of terminated hedge included in AOCL	2	(2)	229	229
Distributions	(561)	(55,279)	—	(55,840)
Balance March 31, 2021	$25,782	$2,528,520	$(4,812)	$2,549,490
Net proceeds from issuance of Operating Partnership Units	1,483	146,842	—	148,325
Earned portion of non-vested stock	15	1,452	—	1,467
Carrying value less than redemption value on redeemed noncontrolling interest	(1)	(12)	—	(13)
Adjustment to redemption value on noncontrolling redeemable Operating Partnership Units	—	(7,142)	—	(7,142)
Net income attributable to common unitholders	578	56,938	—	57,516
Amortization of terminated hedge included in AOCL	2	(2)	229	229
Distributions	(572)	(56,301)	—	(56,873)
Balance June 30, 2021	$27,287	$2,670,295	$(4,583)	$2,692,999
Net proceeds from issuance of Operating Partnership Units	4,783	473,548	—	478,331
Earned portion of non-vested stock	17	1,666	—	1,683
Issuance of common Operating Partnership Units	15	(15)	—	—
Issuance of preferred Operating Partnership Units	898	(898)	—	—
Carrying value less than redemption value on redeemed noncontrolling interest	(1)	(14)	—	(15)
Adjustment to redemption value on noncontrolling redeemable Operating Partnership Units	—	(3,570)	—	(3,570)
Net income attributable to common unitholders	711	69,563	—	70,274
Amortization of terminated hedge included in AOCL	2	(2)	229	229
Distributions	(582)	(57,371)	—	(57,953)
Balance September 30, 2021	$33,130	$3,153,202	$(4,354)	$3,181,978

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

16. COMMITMENT AND CONTINGENCIES

The Company’s lease population is comprised of leases for land and/or buildings in which certain of the Company’s self-storage facilities operate, as well as leases of warehousing and corporate office space. All leases where the Company is the lessee qualify as operating leases and the Company does not have any financing leases as of September 30, 2022. At September 30, 2022 and

December 31, 2021, the Company’s aggregate right-of-use assets total $17.7 million and $19.5 million, respectively, and are included in other assets on the consolidated balance sheet. The related lease liabilities at September 30, 2022 and December 31, 2021 total $17.2 million and $19.2 million, respectively, and are included in accounts payable and accrued liabilities on the consolidated balance sheet.

Expenses related to operating leases totaled $0.7 million and $0.6 million for the three months ended September 30, 2022 and 2021, respectively, and $2.0 million and $1.8 million for the nine months ended September 30, 2022 and 2021, respectively. At September 30, 2022, the weighted average remaining lease term and weighted average discount rate for the Company’s operating leases were 9.6 years and 4.59%, respectively.

At September 30, 2022, the Company has approximately $22.3 million of operating lease commitments, excluding variable consideration. The undiscounted future minimum lease payments are summarized by year in the table below:

(in thousands)
2022	$518
2023	2,663
2024	2,584
2025	2,402
2026	2,483
Thereafter	11,697
Total	$22,347

The difference between the amounts included in the table above and the aggregate lease liability recorded in the accompanying consolidated balance sheet at September 30, 2022 is the result of the impact of the discount rate on future minimum lease payments.

At September 30, 2022, the Company was under contract to acquire fifteen self-storage facilities for an aggregate purchase price of $280.3 million. During October 2022, the Company completed the acquisition of seven of these self-storage facilities for an aggregate purchase price of $142.0 million. Also during October 2022, the Company assigned the contract to acquire four of the stores under contract to an unconsolidated joint venture of the Company which completed the acquisition of these self-storage facilities for an aggregate purchase price of $67.5 million. The purchases of the remaining self-storage facilities are subject to customary conditions to closing, and there is no assurance that these facilities will be acquired.

At September 30, 2022, the Company was under contract to acquire four self-storage facilities with various joint venture partners for an aggregate purchase price of $81.5 million. During October, the Company and its partner completed the acquisition of three of these facilities for an aggregate purchase price of $59.0 million, of which the Company's share was $11.8 million. The purchase of the remaining self-storage facility is subject to customary conditions to closing, and there is no assurance that this facility will be acquired.

At September 30, 2022, the Company has signed contracts in place with third-party contractors for expansion and enhancements at its existing facilities. The Company expects to pay $48.2 million under these contracts in 2022 and 2023.

17. SUBSEQUENT EVENTS

On October 3, 2022, the Company declared a quarterly dividend of $1.08 per common share. The dividend was paid on October 26, 2022 to shareholders of record on October 14, 2022. The total dividend paid amounted to $91.8 million.

As discussed in Note 16, subsequent to September 30, 2022, the Company acquired seven self-storage facilities for an aggregate purchase price of $142.0 million.

As discussed in Notes 10 and 16, subsequent to September 30, 2022, certain unconsolidated joint ventures of the Company acquired seven self-storage facilities for an aggregate purchase price of $126.5 million, of which the Company's share was $25.3 million.

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

RESULTS OF OPERATIONS

FOR THE PERIOD JULY 1, 2022 THROUGH SEPTEMBER 30, 2022, COMPARED TO THE PERIOD JULY 1, 2021 THROUGH SEPTEMBER 30, 2021

We recorded rental revenues of $241.3 million for the three months ended September 30, 2022, an increase of $58.4 million or 31.9% when compared to rental revenues of $182.9 million for the same period in 2021. This increase in rental revenues was driven by a $25.3 million, or 15.3%, increase in rental revenues at the 576 core properties considered in same store sales (the Company will include stores in its same store pool in the second year after the stores achieve 80% sustained occupancy using market rates and incentives; therefore, the 576 core properties considered in same store sales are those included in the consolidated results of operations since December 31, 2020, excluding stores not yet stabilized, seven stores significantly impacted by flooding, and three stores that the Company began to fully replace between 2017 and 2020). The increase in same store rental revenues was a result of a 17.1% increase in rental income per square foot, partially offset by a 210 basis point decrease in average occupancy. Also affecting the overall increase in rental revenues was an increase of $33.1 million in rental revenues contributed by stores not included in the same store pool, primarily those acquired in 2021 and 2022. We recorded tenant reinsurance revenues of $19.0 million for the three months ended September 30, 2022, an increase of $3.5 million or 23.0% when compared to tenant reinsurance revenues of $15.5 million for the same period in 2021. The increase in tenant reinsurance revenues is primarily due to the increase in stores owned or managed in 2021 and 2022. Other operating income, which includes merchandise sales, truck rentals, management fees and acquisition fees, increased by $2.8 million for the three months ended September 30, 2022 compared to the same period in 2021 primarily as a result of increased management fees due to an increase in managed properties and increased acquisition fee income earned related to the acquisition of self-storage facilities by certain of the Company's unconsolidated joint ventures.

Property operations and maintenance expenses increased $11.5 million or 31.6% during the three months ended September 30, 2022 compared to the same period in 2021. Property operations and maintenance expenses related to the 576 core properties considered in the same store pool increased by $2.8 million, or 9.3%, primarily as the result of increases in credit card fees, utilities costs, and repairs and maintenance expenditures. The remainder of the increase in property operations and maintenance expenses is primarily the result of the net activity of the stores not included in the same store pool, including $1.6 million of repairs and maintenance expenditures for uninsured damages in Florida related to Hurricane Ian. Tenant reinsurance expenses increased $2.8 million or 45.0% in three months ended September 30, 2022 compared to the same period in 2021 primarily as the result of the increase in stores owned or managed in 2021 and 2022 along with approximately $1.0 million in tenant reinsurance claims related to the hurricane during the third quarter of 2022. Real estate tax expense increased $4.3 million during the three months ended September 30, 2022 as compared to the same period in 2021. The 576 core properties considered in the same store pool experienced a 2.3% increase in real estate taxes which is reflective of a net increase in property tax levies on those properties. In addition to the same store real estate tax expense increase, real estate taxes increased $3.9 million from stores not included in the same store pool.

Net operating income increased $48.9 million or 33.9% resulting from a 18.4% increase in our same store net operating income coupled with an increase of $27.2 million related to tenant reinsurance related income, management fee income, the gain on sale of non-real estate assets, and the properties not included in the same store pool.

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

The following table reconciles our net income presented in the consolidated financial statements to NOI generated by our self-storage facilities for the three months ended September 30, 2022 and 2021.

	Three Months ended September 30,
(dollars in thousands)	2022	2021
Net income	$100,744	$71,051
General and administrative	18,493	16,141
Depreciation and amortization	48,711	37,158
Interest expense	28,010	21,350
Interest income	(5)	(2)
Equity in income of joint ventures	(2,799)	(1,477)
Net operating income	$193,154	$144,221
Net operating income
Same store	$140,105	$118,333
Other stores, tenant reinsurance related income management fee income, and gain on sale of non-real estate assets	53,049	25,888
Total net operating income	$193,154	$144,221

Our 2022 same store results consist of only those properties that have been owned by the Company and included in our consolidated results since December 31, 2020, excluding stores not yet stabilized, seven stores significantly impacted by flooding, and three stores that the Company began to fully replace between 2017 and 2020. We believe that same store results are meaningful measures to investors in evaluating our operating performance because, given the acquisitive nature of the industry, same store results provide information about the overall business after removing the results from those properties that were not consistent from year-to-year. Additionally, same store results are widely used in the real estate industry and the self-storage industry to measure performance. Same store results should be considered in addition to, but not as a substitute for, consolidated results in accordance with GAAP. The following table sets forth operating data for our 576 same store properties. These results provide information relating to property operating changes without the effects of acquisitions.

Same Store Summary

	Three Months ended September 30,		Percentage
(dollars in thousands)	2022	2021	Change
Same store rental income	$190,757	$165,440	15.3%
Same store other operating income	1,793	2,114	(15.2)%
Total same store operating income	192,550	167,554	14.9%
Payroll and benefits	10,445	10,380	0.6%
Real estate taxes	19,860	19,421	2.3%
Utilities	5,031	4,493	12.0%
Repairs and maintenance	5,787	4,612	25.5%
Office and other operating expenses	5,102	4,559	11.9%
Insurance	1,786	1,731	3.2%
Advertising	52	52	—
Internet marketing	4,382	3,973	10.3%
Total same store operating expenses	52,445	49,221	6.6%
Same store net operating income	$140,105	$118,333	18.4%

			Change
Quarterly same store move ins	58,051	53,937	4,114
Quarterly same store move outs	63,859	57,975	5,884

We believe the increase in same store move ins was due to additional spaces available to rent as well as increased marketing spending during the three months ended September 30, 2022 as compared to the three months ended September 30, 2021. We believe the increase in same store move outs was a result of a higher number of existing customer rent increases during the three months ended September 30, 2022 as compared to the three months ended September 30, 2021.

General and administrative expenses for the three months ended September 30, 2022 increased $2.4 million or 14.6% when compared with the three months ended September 30, 2021. The most significant driver of this increase was an increase in home office and call center personnel related costs to support the growth in stores.

Depreciation and amortization expense increased to $48.7 million in the three months ended September 30, 2022 from $37.2 million in the same period of 2021 as a result of depreciation and customer list amortization related to those properties acquired in 2022 and 2021.

Gain on sale of non-real estate assets increased by $2.8 million in the three months ended September 30, 2022 compared to the three months ended September 30, 2021 due to the strategic decision made by the Company to sell off its fleet of rental trucks in 2022.

Total interest expense increased by $6.7 million during the three months ended September 30, 2022 as compared to the same period in 2021 as a result of an increase in the Company’s outstanding debt balances during the quarter.

FOR THE PERIOD JANUARY 1, 2022 THROUGH SEPTEMBER 30, 2022, COMPARED TO THE PERIOD JANUARY 1, 2021 THROUGH SEPTEMBER 30, 2021

We recorded rental revenues of $674.0 million for the nine months ended September 30, 2022, an increase of $177.7 million or 35.8% when compared to rental revenues of $496.3 million for the same period in 2021. This increase in rental revenues was driven by a $77.5 million, or 16.7%, increase in rental revenues at the 576 core properties considered in same store sales (the Company will include stores in its same store pool in the second year after the stores achieve 80% sustained occupancy using market rates and incentives; therefore the 576 core properties considered in same store sales are those included in the consolidated results of operations since December 31, 2020, excluding stores not yet stabilized, seven stores significantly impacted by flooding, and three stores that the Company began to fully replace between 2017 and 2020). The increase in same store rental revenues was a result of an increase of 17.5% in rental income per square foot, partially offset by a 100 basis point decrease in average occupancy. Also affecting the overall increase in rental revenues was an increase of $100.2 million in rental revenues contributed by stores not included in the same store pool, primarily those acquired in 2021 and 2022. Other operating income, which includes merchandise sales, truck rentals, management fees, and acquisition fees, increased by $5.6 million for the nine months ended September 30, 2022 compared to the same period in 2021 primarily as a result of increased management fees as a result of an increase in managed properties.

Property operations and maintenance expenses increased $29.2 million or 28.2% during the nine months ended September 30, 2022 compared to the same period in 2021. Property operations and maintenance expenses related to the 576 core properties considered in the same store pool increased by $5.3 million, or 6.0%, primarily as the result of increased credit card fees, utilities costs, and repairs and maintenance expenditures. The remainder of the increase in property operations and maintenance expenses is primarily the result of the net activity of the stores not included in the same store pool, including $1.6 million of repairs and maintenance expenditures for uninsured damages in Florida related to Hurricane Ian. Real estate tax expense increased $13.8 million during the nine months ended September 30, 2022 as compared to the same period in 2021. The 576 core properties considered in the same store pool experienced a 2.4% increase in real estate taxes, which is reflective of a net increase in property tax levies on those properties. In addition to the same store real estate tax expense increase, real estate taxes increased $12.4 million from stores not included in the same store pool.

Net operating income increased $152.0 million or 39.4% resulting from a 21.8% increase in our same store net operating income coupled with an increase of $81.4 million related to tenant reinsurance related income, management fee income, the gain on sale of non-real estate assets, and the properties not included in the same store pool.

The following table reconciles our net income presented in the consolidated financial statements to NOI generated by our self-storage facilities for the nine months ended September 30, 2022 and 2021.

	Nine Months ended September 30,
(dollars in thousands)	2022	2021
Net income	$270,539	$176,408
General and administrative	52,995	45,407
Depreciation and amortization	143,187	106,287
Interest expense	77,755	62,470
Interest and dividend income	(24)	(787)
Equity in income of joint ventures	(6,832)	(4,126)
Net operating income	$537,620	$385,659
Net operating income
Same store	$395,086	$324,487
Other stores, tenant reinsurance related income, management fee income, and gain on sale of non-real estate assets	142,534	61,172
Total net operating income	$537,620	$385,659

Our 2022 same store results consist of only those properties that have been owned by the Company and included in our consolidated results since December 31, 2020, excluding stores not yet stabilized, seven stores significantly impacted by flooding, and three stores that the Company began to fully replace between 2017 and 2020. We believe that same store results are meaningful measures to investors in evaluating our operating performance because, given the acquisitive nature of the industry, same store results provide information about the overall business after removing the results from those properties that were not consistent from year-to-year. Additionally, same store results are widely used in the real estate industry and the self-storage industry to measure performance. Same store results should be considered in addition to, but not as a substitute for, consolidated results in accordance with GAAP. The following table sets forth operating data for our 576 same store properties. These results provide information relating to property operating changes without the effects of acquisitions.

Same Store Summary

	Nine Months ended September 30,		Percentage
(dollars in thousands)	2022	2021	Change
Same store rental income	$542,126	$464,590	16.7%
Same store other operating income	5,719	5,988	(4.5)%
Total same store operating income	547,845	470,578	16.4%
Payroll and benefits	31,502	31,692	(0.6)%
Real estate taxes	59,322	57,924	2.4%
Utilities	13,402	12,225	9.6%
Repairs and maintenance	15,976	14,251	12.1%
Office and other operating expenses	14,636	13,136	11.4%
Insurance	5,323	5,168	3.0%
Advertising	156	155	0.6%
Internet marketing	12,442	11,540	7.8%
Total same store operating expenses	152,759	146,091	4.6%
Same store net operating income	$395,086	$324,487	21.8%

			Change
Year-to-date same store move ins	167,599	161,260	6,339
Year-to-date same store move outs	169,888	153,037	16,851

We believe the increase in same store move ins was due to additional available spaces to rent and increased marketing spending during the nine months ended September 30, 2022. We believe same store move outs increased period-over-period due to a higher number of existing customer rent increases in the nine-month period ended September 30, 2022 compared to the nine months ended September 30, 2021.

General and administrative expenses for the nine months ended September 30, 2022 increased $7.6 million or 16.7% when compared with the nine months ended September 30, 2021. This increase was primarily driven by an increase in home office and call center personnel related costs to support the growth in stores and increased investments in technology.

Depreciation and amortization expense increased to $143.2 million in the nine months ended September 30, 2022 from $106.3 million in the same period of 2021 as a result of depreciation and customer list amortization related to those properties acquired in 2022 and 2021.

Total interest expense increased by $15.3 million during the nine months ended September 30, 2022 as compared to the same period in 2021 as a result of an increase in the Company’s outstanding debt balances during the nine months ended September 30, 2022.

Gain on sale of non-real estate assets increased by $4.8 million in the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 due to the strategic decision made by the Company to sell off its fleet of rental trucks in 2022.

Total interest and dividend income decreased by $0.8 million during the nine months ended September 30, 2022 as compared to the same period in 2021 as a result of a preferred dividend received from one of the Company’s unconsolidated joint ventures during the nine months ended September 30, 2021 that did not recur during the nine months ended September 30, 2022.

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

Reconciliation of Net Income to Funds From Operations (unaudited)

	Three Months ended September 30,		Nine Months ended September 30,
(in thousands)	2022	2021	2022	2021
Net income attributable to common shareholders	$98,505	$70,274	$264,344	$175,172
Net income attributable to noncontrolling common interests in the Operating Partnership	1,231	301	3,184	760
Net income attributable to noncontrolling preferred interests in the Operating Partnership	999	—	999	—
Depreciation of real estate and amortization of intangible assets exclusive of debt issuance costs	48,237	36,615	141,643	104,691
Depreciation and amortization from unconsolidated joint ventures	1,872	1,796	6,014	4,239
Funds from operations allocable to noncontrolling interest in the Operating Partnership	(1,862)	(465)	(4,949)	(1,231)
Funds from operations available to common shareholders	$148,982	$108,521	$411,235	$283,631

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

Our line of credit and term notes require us to meet certain financial covenants measured on a quarterly basis, including prescribed leverage, fixed charge coverage, minimum net worth, limitations on additional indebtedness, and limitations on dividend payouts. At September 30, 2022, the Company was in compliance with all debt covenants. In the event that the Company violates its debt covenants in the future, the amounts due under the agreements could be callable by the lenders and could adversely affect our credit rating requiring us to pay higher interest and other debt-related costs. We believe that if operating results remain consistent with historical levels and levels of other debt and liabilities remain consistent with amounts outstanding at September 30, 2022, the entire availability under our line of credit could be drawn without violating our debt covenants.

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

Cash flows from operating activities were $441.4 million and $308.1 million for the nine months ended September 30, 2022 and 2021, respectively. The increase in operating cash flows in the 2022 period compared to the 2021 period was primarily due to the increase in net income after adjusting for non-cash items.

Cash used in investing activities was $951.4 million and $860.6 million for the nine months ended September 30, 2022 and 2021, respectively. The increase in cash used in investing activities in the 2022 period compared to the 2021 period was primarily due to the increased volume of acquisitions, along with an increase in investments in improvements and equipment additions and unconsolidated joint ventures in 2022 as compared to the same period in 2021 as well as the impact of a return on investment in joint ventures in 2021 which did not recur in 2022, partially offset by the proceeds from the sale of non-real estate assets in 2022.

Cash provided by financing activities was $361.6 million and $635.1 million for the nine months ended September 30, 2022 and 2021, respectively. The decrease is primarily a result of a reduction in the Company's sales of shares of common stock under the Company’s continuous equity offering programs and increased dividends paid during the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021, partially offset by an increase in net borrowings on the Company's line of credit in the 2022 period compared to the 2021 period.

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

ACQUISITION AND DISPOSITION OF PROPERTIES

During the nine months ended September 30, 2022, the Company acquired 42 self-storage facilities comprising 3.2 million square feet in Arizona (1), California (8), Florida (7), Georgia (2), Illinois (1), Maryland (1), Massachusetts (2), Missouri (5), Nevada (1), New York (3), North Carolina (5), South Carolina (1), and Texas (5) for a total purchase price of $831.6 million. As discussed further in Note 5, the Company held an 85.8% ownership interest in one of the properties acquired prior to the acquisition of the remaining 14.2% ownership interest in the second quarter of 2022. Additionally, as discussed further in Note 5, during the third quarter of 2022, the Company purchased an 83% ownership interest in a self-storage facility in New York from an unrelated joint venture partner that has been consolidated in the Company's financial statements. Based on the trailing financial information of the entities from which the self-storage facilities were acquired, the weighted average capitalization rate for these acquisitions was 3.0%. Additionally, nine of these facilities were managed by the Company for a third party prior to acquisition.

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

We may acquire additional stabilized or newly constructed properties in 2022, however, there is no assurance that the Company will do so. Additionally, there can be no assurance that if significant additional opportunities were to arise, we would be able to raise capital at a reasonable cost to allow us to take advantage of such opportunities. We are actively pursuing acquisitions in 2022 and at September 30, 2022, the Company was under contract to acquire fifteen self-storage facilities for an aggregate purchase price of $280.3 million. Subsequent to September 30, 2022, the Company completed the acquisition of seven of these self-storage facilities for an aggregate purchase price of $142.0 million and an unconsolidated joint venture of the Company completed the acquisition of four of these facilities for an aggregate purchase price of $67.5 million. The purchases of the self-storage facilities under contract are subject to customary conditions to closing, and there is no assurance that these facilities will be acquired.

The Company did not sell or otherwise dispose of any properties during the three and nine months ended September 30, 2022 or during 2021.

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

During the nine months ended September 30, 2022, we added 244,000 square feet to existing properties for a total cost of approximately $19.3 million. We plan to complete a total of $40 million to $55 million of additional expansions and enhancements to our existing facilities in 2022, of which $37.3 million was paid as of September 30, 2022.

We also expect to continue investing in capital expenditures on our properties. This includes roofing, paving, and remodeling of store offices. For the nine months ended September 30, 2022, we invested approximately $27.3 million in such improvements and we expect to invest approximately $6 million to $8 million for the remainder of 2022.

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

UMBRELLA PARTNERSHIP REIT

We are formed as an Umbrella Partnership Real Estate Investment Trust (“UPREIT”) and, as such, have the ability to issue Operating Partnership Units in exchange for properties sold by independent owners. By utilizing such Units as currency in facility acquisitions, we may obtain more favorable pricing or terms due to the seller’s ability to partially defer their income tax liability. As of September 30, 2022, 1,041,510 common Units and 3,523,113 preferred Units are outstanding. These Units had been issued in exchange for self-storage properties at the request of the sellers.

INTEREST RATE RISK

The primary market risk to which we believe we are exposed is interest rate risk, which may result from many factors, including government monetary and tax policies, domestic and international economic and political considerations, and other factors that are beyond our control.

Based on our outstanding unsecured floating rate debt of $456.0 million at September 30, 2022, a 100 basis point increase in interest rates would have a $4.6 million effect on our annual interest expense. This amount was determined by considering the impact of the hypothetical interest rates on our borrowing cost on September 30, 2022. This analysis does not consider the effects of the reduced level of overall economic activity that could exist in such an environment. Further, in the event of a change of such magnitude, we would consider taking actions to further mitigate our exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no changes in our capital structure.

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

Item 4. Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Parent Company

An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, has been conducted under the supervision of and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective at September 30, 2022. There have not been changes in the Company’s internal controls or in other factors that could significantly affect these controls during the quarter ended September 30, 2022.

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

Operating Partnership

An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, has been conducted under the supervision of and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective at September 30, 2022. There have not been changes in the Operating Partnership’s internal controls or in other factors that could significantly affect these controls during the quarter ended September 30, 2022.

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

101

The following financial statements from the Parent Company’s and the Operating Partnership’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, formatted in inline XBRL, as follows:

(i) Consolidated Balance Sheets at September 30, 2022 and December 31, 2021;

(ii) Consolidated Statements of Operations for the three and nine months ended September 30, 2022 and 2021;

(iii) Consolidated Statements of Cash Flows for the nine months ended September 30, 2022 and 2021;

(iv) Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2022 and 2021; and

(v) Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Life Storage, Inc.

By:	/S/ Andrew J. Gregoire
Andrew J. Gregoire
Chief Financial Officer
(Principal Accounting Officer)

November 3, 2022

Date

Life Storage LP

By:	/S/ Andrew J. Gregoire
Andrew J. Gregoire
Chief Financial Officer
(Principal Accounting Officer)

November 3, 2022

Date