Form 10-K
period 2022-12-31
LIFE STORAGE, INC.; LIFE STORAGE LP
filed 2023-02-24
CIK 944314, 1060224

$683524

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.

Life Storage, Inc.	☐
Life Storage LP	☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b).

Life Storage, Inc.	☐
Life Storage LP	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Life Storage, Inc.	Yes ☐ No ☒
Life Storage LP	Yes ☐ No ☒

As of June 30, 2022, the aggregate market value of the Common Stock held by non-affiliates of Life Storage, Inc. was approximately $9,422,359,871 (based on the closing price of the Common Stock on the New York Stock Exchange on June 30, 2022). As of February 16, 2023, 85,061,573 shares of Common Stock, $.01 par value per share, were outstanding.

As of June 30, 2022, the aggregate market value of the limited partnership units (the “OP Units”) held by non-affiliates of Life Storage LP was $116,295,007 (based on the closing price of the Common Stock of Life Storage, Inc. on the New York Stock Exchange on June 30, 2022). (For this calculation, the market value of all OP Units beneficially owned by Life Storage, Inc. has been excluded.)

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the 2023 Annual Meeting of Shareholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrants’ fiscal year ended December 31, 2022.

EXPLANATORY NOTE

This report combines the annual reports on Form 10-K for the year ended December 31, 2022 of Life Storage, Inc. (the “Parent Company”) and Life Storage LP (the “Operating Partnership”). The Parent Company is a real estate investment trust, or REIT, that owns its assets and conducts its operations through the Operating Partnership, a Delaware limited partnership, and subsidiaries of the Operating Partnership. The Parent Company, the Operating Partnership and their consolidated subsidiaries are collectively referred to in this report as the “Company.” In addition, terms such as “we,” “us,” or “our” used in this report may refer to the Company, the Parent Company and/or the Operating Partnership.

Life Storage Holdings, Inc., a wholly-owned subsidiary of the Parent Company (“Holdings”), is the sole general partner of the Operating Partnership; the Parent Company is a limited partner of the Operating Partnership, and through its ownership of Holdings and its limited partnership interest, controls the operations of the Operating Partnership, holding a 97.9% ownership interest therein as of December 31, 2022, assuming the conversion of all preferred operating partnership units at that date. The remaining ownership interests in the Operating Partnership are held by certain former owners of assets acquired by the Operating Partnership. As the owner of the sole general partner of the Operating Partnership, the Parent Company has full and complete authority over the Operating Partnership’s day-to-day operations and management.

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
•
costs incurred by the Company in response to Public Storage's unsolicited efforts to acquire the Company;
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

Item 1. Business

The Company is a self-administered and self-managed real estate company that acquires, owns and manages self-storage properties. We refer to the self-storage properties in which we have an ownership interest, lease, and/or are managed by us as “Properties.” We began operations on June 26, 1995. We were formed to continue the business of our predecessor company, which had engaged in the self-storage business since 1985. At December 31, 2022, we had an ownership interest in and/or managed 1,198 self-storage properties in 37 states and the District of Columbia. Among our 1,198 self-storage properties are 141 properties that we manage for unconsolidated joint ventures, 299 properties that we manage and have no ownership interest, and five properties that we lease. We believe we are the fourth largest operator of self-storage properties in the United States based on square feet owned and managed. Our Properties in the United States conduct business under the customer-friendly name Life Storage ®.

At December 31, 2022, the Parent Company owned a direct or indirect interest in 899 of the Properties through the Operating Partnership, which includes 758 wholly-owned properties and 141 properties owned by unconsolidated joint ventures. In total, we own a 97.9% economic interest in the Operating Partnership and unaffiliated third parties collectively own a 2.1% limited partnership interest at December 31, 2022, assuming the conversion of all preferred operating partnership units at that date. We believe that this structure, commonly known as an umbrella partnership real estate investment trust (“UPREIT”), facilitates our ability to acquire properties by using units of the Operating Partnership as currency. By utilizing interests in the Operating Partnership as currency in self-storage facility acquisitions, we may partially defer the seller’s income tax liability which in turn may allow us to obtain more favorable pricing.

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

Industry Overview

We believe that self-storage facilities offer affordable storage space to residential and commercial users. In addition to fully enclosed and secure storage space, many facilities also offer outside storage for automobiles, recreational vehicles and boats. Modern facilities, such as those owned and/or managed by the Company, are usually fenced and well lit with automated access systems and surveillance cameras and offer temperature and humidity control features. Our customers rent space on a month-to-month basis and typically have access to their storage space up to 15 hours a day, with 24-hour access in certain circumstances. Individual storage spaces are secured by the customer’s lock, and the customer has control of access to the space.

According to the 2023 Self-Storage Almanac, of the estimated 51,000 core self-storage facilities in the United States (those properties identified as having self-storage operated as the core business at the address), approximately 24.2% are owned and/or managed by the 10 largest operators. This results in a highly fragmented industry as the remainder of the industry is characterized by numerous small, local operators. The scarcity of capital available to small operators for acquisitions and expansions, internet marketing, call centers, and the potential for savings through economies of scale are factors that are leading to consolidation in the industry. We believe that, as a result of this trend, significant growth opportunities exist for operators with proven management systems and sufficient capital resources to grow through acquisitions and/or third-party management platforms.

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
•
We employ a Customer Care Center (call center) that services an average of 56,000 rental related inquiries per month. Our Sales Representatives answer incoming sales calls for all of our locations, 364 days a year, 24 hours a day. In addition, they respond to email inquiries and serve as overnight customer service agents to assist customers outside of regular office hours. The team undergoes continuous training and coaching in effective storage sales techniques and best practices in customer service, which we believe results in higher conversions of inquiries to rentals.
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
•
Since demand for storage is largely based on timing, the goal is to create positive brand recognition through a variety of channels, both digital and traditional. When the time comes for a customer to select a storage company, we want the Life Storage brand to be recognized as the most trusted and respected provider. We employ a variety of different strategies to create brand awareness; this includes our branded merchandise such as moving and packing supplies, regional marketing in the communities in which we operate, and digital targeting using search, social media and remarketing campaigns. We strive to introduce storage solutions early and often to gain the most exposure as possible for the longest duration.
•
Approximately 59.7% of our self-storage space is comprised of units with temperature and/or humidity control capabilities which we market to corporate, retail and residential customers seeking storage solutions for valuable, sentimental, or otherwise sensitive items.

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

Ancillary Income:

We know that our over 690,000 customers require more than just a storage space. Knowing this, we offer a wide range of other products and services that fulfill their needs while providing us with ancillary income. We rent moving dollies and blankets, in addition to carrying a wide assortment of moving and packing supplies including boxes, tape, locks, and other essential items. For those customers who do not carry storage insurance, we make available renters insurance on which we earn income by providing reinsurance through a wholly-owned subsidiary of the Company. We also receive incidental income from billboards and cell towers.

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

The Company did not sell any self-storage facilities in 2022, 2021, or 2020. During 2022, one of the Company's unconsolidated joint ventures sold one self-storage facility, which was acquired by the Company. During 2021, the Company’s unconsolidated joint ventures sold a total of four self-storage facilities, all of which were acquired by the Company. During 2020, the Company's unconsolidated joint ventures sold a total of 36 self-storage facilities, 32 of which were acquired by the Company.

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

The following sets forth certain financing activities during the year ended December 31, 2022:

On July 13, 2022, the Company entered into an amended and restated credit facility. Under the amended credit facility, the Company's revolving credit facility increased to $1.25 billion and the maturity date of such facility was extended to January 13, 2027. The new revolving credit facility bears interest at a variable annual rate equal to Term SOFR plus a 0.10% SOFR adjustment plus a margin based on the Company's credit rating (the margin was 0.775% at December 31, 2022) and requires an annual facility fee on the revolving credit facility which varies based on the Company’s credit rating (the facility fee was 0.15% at December 31, 2022). The interest rate on the Company’s revolving credit facility at December 31, 2022 was approximately 5.20%. At December 31, 2022, there was $654.9 million available on the unsecured line of credit. The Company has the option under this credit facility to increase the total aggregate borrowing capacity to $2.0 billion.

Amounts outstanding on the Company’s line of credit at December 31, 2022 totaled $595.0 million.

During 2022, the Company issued 1,352,833 shares of common stock under the Company’s continuous equity offering programs at a weighted average issue price of $135.22, generating net proceeds of $180.8 million.

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

Employees

At December 31, 2022, we employ a total of 2,508 employees, including 1,052 property managers, 70 area managers, and 979 associate managers and part-time employees. At our headquarters, in addition to our three senior executive officers, we employ 404 people engaged in various support activities, including accounting, human resources, customer care, and management information systems. None of our employees are covered by a collective bargaining agreement. We consider our employee relations to be excellent.

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

We May Incur Problems with Our Real Estate Financing

Unsecured Credit Facility, Term Notes and Senior Notes. We have a line of credit and term note agreements with a syndicate of financial institutions and other lenders, along with senior debt of $2.4 billion. This indebtedness is recourse to us and the required payments are not reduced if the economic performance of any of the properties declines. The facilities limit our ability to make distributions to our shareholders, except in limited circumstances.

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

Reduction in or Loss of Credit Rating. Certain of our debt instruments require us to maintain an investment grade rating from at least one, and in some cases two, debt ratings agencies. Should we receive a reduction in our credit rating from the agencies, the interest rate on our line of credit would increase by up to 1.40%. Should we fail to attain an investment grade rating from the agencies, the interest rate on our $175 million term note due 2024 would increase by 1.750%.

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

We have incurred costs, and expect to incur additional costs, responding to Public Storage's unsolicited efforts to acquire the Company

On February 5, 2023, Public Storage made public an unsolicited proposal to acquire the Company. On February 16, 2023, the Company issued a press release announcing that the Company's board of directors unanimously rejected the proposal. The Company has incurred legal and professional fees and other costs related to Public Storage's unsolicited proposal and expects to incur additional fees and other costs and charges in the future in connection with the proposal. Such fees and other costs may be significant and could have a significant negative effect on our business, financial condition and results of operations.

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

The Ability to Attract, Train and Retain Qualified Personnel May Have an Adverse Impact on Our Operations

We have over 2,500 personnel involved in the management and operation of our stores. We compete with various other companies in attracting and retaining qualified personnel. Competitive pressures may require that we enhance our pay and benefits package to compete effectively for such personnel. If there is an increase in these costs or if we fail to attract or retain qualified personnel, our business and operating results could be adversely affected.

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

Complying with the REIT Requirements May Cause Us to Forgo and/or Liquidate Otherwise Attractive Investments

To qualify as a REIT, we must continually satisfy tests concerning, among other things, the sources of our income, the nature and diversification of our assets, the amounts that we distribute to our shareholders and the ownership of our shares. To meet these tests, we may be required to take actions that we would not otherwise consider advantageous or forgo taking actions that we would otherwise consider advantageous. For instance, in order to satisfy the gross income or asset tests applicable to REITs under the Code, we may be required to forgo investments that we otherwise would make. Furthermore, we may be required to liquidate from our portfolio otherwise attractive investments. In addition, we may be required to make distributions to shareholders at disadvantageous times or when we do not have funds readily available for distribution. These actions could reduce our income and amounts available for distribution to our shareholders. Thus, compliance with the REIT requirements may hinder our investment performance.

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

We May Change the Dividend Policy for Our Common Stock in the Future

In 2022, our Board of Directors authorized and we declared quarterly common stock dividends of $1.00 per share in January and April and $1.08 per share in July and October, for a total 2022 dividend per share annual rate of $4.16 per share. In addition, our Board of Directors authorized and we declared a quarterly common stock dividend of $1.20 per share in January 2023. We can provide no assurance that our Board of Directors will not reduce or eliminate entirely dividend distributions on our common stock in the future.

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

Regional Concentration of Our Business May Subject Us to Economic Downturns in the States of Texas and Florida

As of December 31, 2022, 362 of our 1,198 self-storage facilities are located in the states of Texas and Florida. For the year ended December 31, 2022, the facilities in Texas and Florida accounted for approximately 16% and 15% of store revenues, respectively. This concentration of business in Texas and Florida exposes us to potential losses resulting from a downturn in the economies of those states. If economic conditions in those states deteriorate, we may experience a reduction in existing and new business, which may have an adverse effect on our business, financial condition and results of operations.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

At December 31, 2022, we held ownership interests in, leased, and/or managed a total of 1,198 Properties situated in 37 states and the District of Columbia. Among our 1,198 self-storage properties are 141 properties that we manage for unconsolidated joint ventures of which we have varying percentage ownership interests. For additional information regarding unconsolidated joint ventures, see Note 11 to the Consolidated Financial Statements filed herewith.

Our Properties offer reasonably priced, easily accessible, enclosed storage space to residential and commercial users on a month-to-month basis. Most of our Properties are fenced and well lit with automated access systems and surveillance cameras. A majority of the Properties are single-story, thereby providing customers with the convenience of direct vehicle access to their storage spaces. Our Properties range in size from 17,000 to 194,000 net rentable square feet, with an average of approximately 74,000 net rentable square feet. The Properties generally are constructed of masonry or steel walls resting on concrete slabs and have standing seam metal, shingle, or tar and gravel roofs. Most Properties have a property manager on-site during business hours. Generally, customers have access to their storage space up to 15 hours a day, with 24-hour access in certain circumstances. Individual storage spaces are secured by a lock furnished by the customer to provide the customer with control of access to the space.

The following table provides certain information regarding the Properties in which we have an ownership interest, lease, and/or manage as of December 31, 2022:

	Number of Stores at December 31, 2022	Square Feet	Number of Spaces	Percentage of Store Revenue
Alabama	31	2,197,196	17,495	1.91%
Arizona	55	4,132,810	38,756	4.95%
Arkansas	1	84,965	595	0.07%
California	52	4,703,883	42,774	6.09%
Colorado	16	1,101,928	9,650	1.36%
Connecticut	21	1,580,793	16,188	2.32%
District of Columbia	2	225,055	3,232	0.01%
Florida	167	11,477,611	113,447	14.78%
Georgia	78	5,579,716	49,437	6.00%
Illinois	48	3,789,266	37,300	5.00%
Indiana	3	182,969	1,833	0.11%
Iowa	2	177,027	1,901	0.01%
Kansas	1	126,625	1,133	0.09%
Kentucky	3	196,022	1,864	0.18%
Louisiana	59	5,178,604	45,445	4.76%
Maine	7	426,198	4,384	0.60%
Maryland	10	533,662	5,883	0.67%
Massachusetts	27	1,556,901	15,741	1.83%
Michigan	3	209,450	2,217	0.14%
Minnesota	4	358,780	3,450	0.07%
Mississippi	17	1,380,426	11,015	1.16%
Missouri	31	2,381,556	20,441	2.13%
Nevada	26	1,995,240	17,006	2.72%
New Hampshire	15	1,092,037	9,140	1.29%
New Jersey	47	3,652,286	36,840	5.43%
New York	88	6,004,528	76,104	7.20%
North Carolina	41	2,718,936	25,786	2.70%
Ohio	31	2,162,153	18,654	2.25%
Oklahoma	6	403,210	3,194	0.23%
Oregon	1	35,356	387	0.05%
Pennsylvania	19	1,343,357	13,037	1.36%
Rhode Island	6	330,002	3,212	0.40%
South Carolina	24	1,597,092	14,671	1.78%
Tennessee	15	1,061,309	9,610	1.13%
Texas	195	14,766,311	123,471	15.66%
Virginia	29	2,237,424	21,374	2.20%
Washington	9	676,037	6,803	0.74%
Wisconsin	8	716,131	6,796	0.62%
Total	1,198	88,372,852	830,266	100.00%

At December 31, 2022, the Properties had an average occupancy of 84.9%, including the Company’s wholly owned self-storage facilities which had an average occupancy of 90.6%. For the quarter ended December 31, 2022, the Properties had an annualized rent per occupied square foot of $19.20, including the Company’s wholly owned self-storage facilities which had an annualized rent per occupied square foot of $19.39.

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

Item 4. Mine Safety Disclosures

Not Applicable

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our Common Stock is traded on the New York Stock Exchange under the symbol “LSI”. As of February 16, 2023, there were approximately 459 holders of record of our Common Stock. These figures do not include common shares held by brokers and other institutions on behalf of shareholders.

We have paid quarterly dividends to our shareholders since our inception.

For federal income tax purposes, distributions to shareholders are treated as ordinary income, capital gain, return of capital or a combination thereof. Distributions to shareholders for 2022 represent 100% ordinary income.

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

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth certain information as of December 31, 2022, with respect to equity compensation plans under which shares of the Company’s Common Stock may be issued.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
Equity compensation plans approved by shareholders:
2015 Award and Option Plan (1)	228,994	$—	71,337
2009 Outside Directors’ Stock Option and Award Plan (2)	19,500	$57.24	—
2020 Outside Directors' Stock Award Plan	—	$—	125,041
Deferred Compensation Plan for Directors (3)	29,535	N/A	25,196
Equity compensation plans not approved by shareholders:	N/A	N/A	N/A

(1)
Includes the actual number of shares issued in February 2023 related to performance-based awards issued on December 19, 2019 (50,884) and the maximum number of shares (178,110) that could be issued as part of the performance-based awards issued in 2020, 2021, and 2022. The actual number of shares to be issued as part of the performance-based awards issued in 2020, 2021 and 2022 will be determined at the end of the three-year performance periods in 2023, 2024 and 2025, respectively. See Note 9 to our consolidated financial statements filed herewith.
(2)
The 2009 Outside Directors’ Stock Option and Award Plan expired on May 21, 2020 and was replaced by the 2020 Outside Directors’ Stock Award Plan. Therefore, no securities are available for future issuance under the 2009 Outside Directors’ Stock Option and Award Plan at December 31, 2022.
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

CORPORATE PERFORMANCE GRAPH

The following chart and line-graph presentation compares (i) the Company’s shareholder return on an indexed basis since December 31, 2017 with (ii) the S&P Stock Index and (iii) the National Association of Real Estate Investment Trusts (NAREIT) Equity Index.

410
380
350
320
290
260
230
200
170
140
110
80
Dec. 31, 2017
Dec. 31, 2018
Dec. 31, 2019
Dec. 31, 2020
Dec. 31, 2021
Dec. 31, 2022
S&P 500
NAREIT
LSI

CUMULATIVE TOTAL SHAREHOLDER RETURN

LIFE STORAGE, INC.

DECEMBER 31, 2017 - DECEMBER 31, 2022

	Dec. 31, 2017	Dec. 31, 2018	Dec. 31, 2019	Dec. 31, 2020	Dec. 31, 2021	Dec. 31, 2022
S&P	$100.00	$95.62	$125.72	$148.85	$191.58	$156.88
NAREIT	$100.00	$95.38	$120.17	$110.56	$158.36	$119.78
LSI	$100.00	$109.19	$132.41	$152.14	$366.57	$243.88

The foregoing item assumes $100.00 invested on December 31, 2017, with dividends reinvested.

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

Business and Overview

We believe we are the fourth largest operator of self-storage properties in the United States based on square feet owned and managed. All of our stores conduct business under the customer-friendly name Life Storage ®.

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
c.
Expanding our management business:
•
We see our management business as a source of future acquisitions. We hold a noncontrolling interest in multiple joint ventures which hold a total of 141 properties that we manage. In addition, we manage 299 self-storage facilities for which we have no ownership. We may enter into additional management agreements and develop additional joint ventures in the future.

•
To broaden opportunities available, we have implemented a bridge lending program under which an unconsolidated joint venture of the Company provides financing to owners of operating properties that we manage. We anticipate that this program will help us increase our management business, create additional future acquisition opportunities, and strengthen our relationship with partners, all while providing interest and fee income.
d.
Expanding and enhancing our existing stores:
•
Over the past five years we have undertaken a program of expanding and enhancing our Properties. In 2018, we added or converted to premium storage 390,000 square feet to existing Properties for a total cost of approximately $27.8 million; in 2019, we added or converted to premium storage 694,000 square feet to existing Properties for a total cost of approximately $58.1 million; in 2020, we added or converted to premium storage 522,000 square feet to existing Properties for a total cost of approximately $41.4 million; in 2021, we added or converted to premium storage 287,000 square feet to existing Properties for a total cost of approximately $23.5 million; and in 2022, we added or converted to premium storage 661,000 square feet to existing Properties for a total cost of approximately $55.7 million.

Supply and Demand / Operating Trends

We believe the supply and demand model in the self-storage industry is micro-market specific in that a majority of our business comes from within a five-mile radius of our stores. The out-performance of the sector compared to other real estate asset classes has drawn new capital to self-storage. The self-storage industry experienced significant new competition in recent years and the Company expects modest growth in new supply at least through 2023. Despite the inflow of additional properties throughout the nation, we have seen capitalization rates on quality stabilized acquisitions in the top 50 major metropolitan markets (expected annual return on investment) range from approximately 4.0% to 5.5%.

We have experienced annual same store sales increases each year for the past 13 years, subsequent to the economic recession of 2009. We feel our recent performance further supports the notion that the self-storage industry holds up well regardless of the prevailing economic landscape. Our performance in 2022, 2021, and 2020 despite the effects of the COVID-19 global health crisis further supports this notion.

We believe the increase in same store move ins in 2022 when compared to 2021 was due to incremental demand linked to elevated levels of mobility, decluttering, and home buying. We believe the increase in same store move outs over the same period was a result of a return to and normalization of typical seasonal patterns.

	2022	2021	Change
Same store move ins	220,036	213,018	7,018
Same store move outs	225,569	206,495	19,074
Difference	(5,533)	6,523	(12,056)

Although property tax increases were kept at moderate levels through assessment challenges in 2022, elevated property tax increases are expected in the coming years. We expect same store expense growth resulting from increases in health costs, property insurance, and property taxes in 2023 to be partially offset by operating efficiencies gained from leveraging technology. We believe the same store expense increases will be at manageable levels.

Subsequent Events

On February 5, 2023, Public Storage made public an unsolicited proposal to acquire the Company. On February 16, 2023, the Company issued a press release announcing that the Company's board of directors unanimously rejected the proposal. The Company has incurred legal and professional fees and other costs related to Public Storage's unsolicited proposal and expects to incur additional fees and other costs and charges in the future in connection with the proposal, which may be significant.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the amounts reported in our financial statements and the accompanying notes. On an ongoing basis, we evaluate our estimates and judgments, including those related to carrying values of storage facilities, bad debts, and contingencies and litigation. We base these estimates on experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The following estimates are considered critical because they are particularly dependent on our judgment about matters that have a significant level of uncertainty at the time the accounting estimates are made, and changes to those estimates could have a material impact on our financial condition or operating results.

Assigning purchase price to assets acquired: Upon adoption of Accounting Standards Update 2017-01, most of our self-storage facility acquisitions, including all self-storage facility acquisitions in 2022 and 2021, do not meet the definition of business combinations and are therefore treated as asset acquisitions. As a result, the cost of acquired storage facilities is assigned primarily to land, land improvements, building, equipment, and in-place customer leases based on the relative fair values of these assets as of the date of acquisition. We use significant unobservable inputs in our determination of the fair values of these assets. The determination of these inputs involves judgments and estimates that can vary for each individual facility based on various factors specific to the facilities and the functional, economic and other factors affecting each facility. The fair values of the acquired facilities are determined using financial projections and applicable capitalization rates. To determine the fair value of land, we use prices per acre derived from observed transactions involving comparable land in similar locations. To determine the fair value of buildings, equipment and improvements, we use current replacement cost estimates based on information derived from construction industry data by geographic region as adjusted for age, condition, and turnkey factor, economic profit and economic obsolescence considerations associated with these assets. The fair values of in-place customer leases are based on the rent that would be lost due to the amount of time required to replace existing customers which is based on our historical experience with market demand and turnover in our facilities.

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

Recent Accounting Pronouncements

See Note 2 to the financial statements.

YEAR ENDED DECEMBER 31, 2022 COMPARED TO YEAR ENDED DECEMBER 31, 2021

We recorded rental revenues of $917.1 million for the year ended December 31, 2022, an increase of $226.3 million or 32.8% when compared to 2021 rental revenues of $690.8 million. Of the change in rental revenue, $97.9 million of the increase resulted from a 15.5% increase in rental revenues at the 576 core properties considered in same store sales (the Company will include stores in its same store pool in the second year after the stores achieve 80% sustained occupancy using market rates and incentives; therefore the 576 core properties considered in same store sales are those included in the consolidated results of operations since December 31, 2020, excluding stores not yet stabilized, eight stores significantly impacted by natural disasters, and three stores that the Company began to fully replace between 2017 and 2020). The increase in same store rental revenues was a result of an 16.7% increase in rental income per square foot, partially offset by a 140 basis point decrease in average occupancy. Also contributing to the overall increase in rental revenues was an increase of $128.4 million in rental revenues contributed by stores not included in the same store pool, primarily those acquired in 2022 and 2021. We recorded tenant reinsurance revenues of $73.8 million for the year ended December 31, 2022, an increase of $15.7 million or 27.0% when compared to 2021 tenant reinsurance revenues of $58.1 million. The increase in tenant reinsurance revenues is primarily due to the increase in stores owned or managed in 2022. Other operating income, which includes merchandise sales, truck rentals, management fees and acquisition fees, increased by $7.5 million for the year ended December 31, 2022 compared to 2021 primarily as the result of increased management fees earned as a result of an increase in managed properties and increased merchandise sales.

Property operations and maintenance expenses increased $36.1 million or 25.1% in 2022 compared to 2021. The 576 core properties considered in the same store pool experienced a $6.5 million or 5.5% increase in such expenses primarily as the result of increased repairs and maintenance expenditures, payroll expenses, utilities, office related expenses, and internet marketing. The net activity of the stores not included in the same store pool also contributed $29.6 million to the overall increase in property operations and maintenance expenses. Tenant reinsurance expenses increased $6.4 million or 28.0% in 2022 compared to 2021 primarily as the result of the increase in stores owned or managed in 2022. Real estate tax expense increased $19.8 million or 24.9% in 2022 compared to 2021. The 576 core properties considered in the same store pool experienced a $3.8 million or 5.2% increase in real estate taxes which is reflective of a net increase in property tax levies on those properties. In addition to the same store real estate tax expense increase, real estate taxes increased $16.0 million from the stores not included in the same store pool.

Our 2022 same store results consist of only those Properties that have been owned by the Company and included in our consolidated results since December 31, 2020, excluding stores not yet stabilized, eight stores significantly impacted by natural disasters, and three stores that the Company began to fully replace between 2017 and 2020. The impact of tenant reinsurance related items is excluded from same store results. We believe that same store results are meaningful measures to investors in evaluating our operating performance because, given the acquisitive nature of the industry, same store results provide information about the overall business after removing the results from those properties that were not consistent from year-to-year. Additionally, same store results are widely used in the real estate industry and the self-storage industry to measure performance. Same store results should be considered in addition to, but not as a substitute for, consolidated results in accordance with generally accepted accounting principles ("GAAP").

The following table sets forth operating data for our 576 same store properties. These results provide information relating to property operating changes without the effects of acquisitions.

Same Store Summary

	Year ended December 31,		Percentage
(dollars in thousands)	2022	2021	Change
Same store rental income	$730,567	$632,664	15.5%
Same store other operating income	7,417	7,923	(6.4)%
Total same store operating income	737,984	640,587	15.2%
Payroll and benefits	41,981	42,638	(1.5)%
Real estate taxes	77,129	73,313	5.2%
Utilities	17,533	15,978	9.7%
Repairs and maintenance	22,615	19,910	13.6%
Office and other operating expenses	19,913	18,294	8.8%
Insurance	7,109	7,065	0.6%
Advertising	192	230	(16.5)%
Internet marketing	16,361	15,048	8.7%
Total same store operating expenses	202,833	192,476	5.4%
Same store net operating income	$535,151	$448,111	19.4%

Net operating income increased $192.8 million or 35.6% as a result of a 19.4% increase in our same store net operating income along with an increase of $105.8 million primarily related to the Company’s tenant insurance program, increased management fees, and the properties not included in the same store pool.

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

The following table reconciles our net income presented in the 2022 and 2021 consolidated financial statements to NOI generated by our self-storage facilities during those years.

	Year ended December 31,
(dollars in thousands)	2022	2021
Net income	$366,462	$252,175
General and administrative	77,201	62,617
Depreciation and amortization	192,902	147,119
Interest expense	109,240	86,786
Interest and dividend income	(32)	(827)
Gain on sale of investments in joint ventures	(1,572)	—
Equity in income of joint ventures	(9,235)	(5,696)
Net operating income	$734,966	$542,174
Net operating income:
Same store	535,151	448,111
Other stores, tenant reinsurance related income, management fee income, and gain on sale of non-real estate assets	199,815	94,063
Total net operating income	$734,966	$542,174

General and administrative expenses increased $14.6 million or 23.3% from 2021 to 2022. This increase was primarily driven by an increase in home office personnel related costs to support the growth in stores, write-offs of certain technology assets with no future use, and costs related to terminated acquisition activity.

Depreciation and amortization expense increased to $192.9 million in 2022 from $147.1 million in 2021 as a result of depreciation and amortization related to self-storage facilities acquired in 2022 and 2021.

Interest expense increased from $86.8 million in 2021 to $109.2 million in 2022 primarily as a result of increased outstanding debt balances in 2022 as compared to 2021 as well as rising interest rates on the Company's line of credit in 2022.

Equity in income of joint ventures increased from $5.7 million in 2021 to $9.2 million in 2022 primarily as a result of increased profits in 2022 as compared to 2021 from existing joint ventures as stores leased up and the full-year impact of joint ventures entered into during 2021.

The Company did not sell any properties in 2022 or 2021.

YEAR ENDED DECEMBER 31, 2021 COMPARED TO YEAR ENDED DECEMBER 31, 2020

We recorded rental revenues of $690.8 million for the year ended December 31, 2021, an increase of $151.2 million or 28.0% when compared to 2020 rental revenues of $539.6 million. Of the change in rental revenue, $72.2 million of the increase resulted from a 14.3% increase in rental revenues at the 531 core properties considered in same store sales (the Company will include stores in its same store pool in the second year after the stores achieve 80% sustained occupancy using market rates and incentives; therefore the 531 core properties considered in same store sales are those included in the consolidated results of operations since December 31, 2019, excluding stores not yet stabilized, four stores significantly impacted by natural disasters, and two stores that the Company began to fully replace in 2017). The increase in same store rental revenues was a result of a 290 basis point increase in average occupancy coupled with a 9.8% increase in rental income per square foot. Also contributing to the overall increase in rental revenues was an increase of $79.0 million in rental revenues contributed by stores not included in the same store pool, primarily those acquired in 2021 and 2020. We recorded tenant reinsurance revenues of $58.1 million for the year ended December 31, 2021, an increase of $13.4 million or 29.9% when compared to 2020 tenant reinsurance revenues of $44.7 million. The increase in tenant reinsurance revenues is primarily due to the increase in stores owned or managed in 2021. Other operating income, which includes merchandise sales, truck rentals, management fees and acquisition fees, increased by $7.2 million for the year ended December 31, 2021 compared to 2020 primarily as the result of increased acquisition fees, increased management fees earned as a result of an increase in managed properties and increased revenues from the Company's Warehouse Anywhere third-party logistics and warehousing solution.

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

Our 2021 same store results consist of only those Properties that have been owned by the Company and included in our consolidated results since December 31, 2019, excluding stores not yet stabilized, four stores significantly impacted by natural disasters, and two stores that the Company began to fully replace in 2017. The impact of tenant reinsurance related items is excluded from same store results.

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

	Year ended December 31,
(dollars in thousands)	2021	2020
Net income	$252,175	$152,360
General and administrative	62,617	52,055
Depreciation and amortization	147,119	122,925
Gain on sale of real estate	—	(302)
Interest expense	86,786	86,015
Interest income	(827)	(19)
Equity in income of joint ventures	(5,696)	(4,838)
Net operating income	$542,174	$408,196
Net operating income:
Same store	409,459	342,846
Other stores, tenant reinsurance related income, management fee income, and gain on sale of non-real estate assets	132,715	65,350
Total net operating income	$542,174	$408,196

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

Reconciliation of Net Income to Funds From Operations

	For Year Ended December 31,
(dollars in thousands)	2022	2021	2020	2019	2018
Net income attributable to common shareholders	$358,128	$249,317	$151,571	$258,699	$206,590
Net income attributable to noncontrolling common interests in the Operating Partnership	4,331	1,364	789	1,378	968
Net income attributable to noncontrolling preferred interests in the Operating Partnership during conversion period	1,998	—	—	—	—
Depreciation of real estate and amortization of intangible assets exclusive of debt issuance costs	190,962	144,978	120,512	105,107	100,528
Depreciation and amortization from unconsolidated joint ventures	8,956	6,227	5,814	6,195	5,107
Gain on sale of storage facilities	—	—	—	(104,353)	(56,398)
Gain on sale of investments in joint ventures	(1,572)	—	—	—	—
Funds from operations allocable to noncontrolling interest in the Operating Partnership	(6,718)	(2,177)	(1,443)	(1,417)	(1,197)
Funds from operations available to common shareholders	$556,085	$399,709	$277,243	$265,609	$255,598

LIQUIDITY AND CAPITAL RESOURCES

Our line of credit and term notes require us to meet certain financial covenants measured on a quarterly basis, including prescribed leverage, fixed charge coverage, minimum net worth, limitations on additional indebtedness, and limitations on dividend payouts. At December 31, 2022, the Company was in compliance with all debt covenants. In the event that the Company violates its debt covenants in the future, the amounts due under the agreements could be callable by the lenders and could adversely affect our credit rating requiring us to pay higher interest and other debt-related costs. We believe that if operating results remain consistent with historical levels and levels of other debt and liabilities remain consistent with amounts outstanding at December 31, 2022, the entire availability under our line of credit could be drawn without violating our debt covenants.

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

Cash flows from operating activities were $586.9 million, $433.9 million, and $299.0 million for the years ended December 31, 2022, 2021, and 2020, respectively. The increases in operating cash flows from 2021 to 2022 and from 2020 to 2021 were primarily due to an increase in net income as adjusted for non-cash depreciation and amortization expenses and other non-cash items during these periods.

Cash used in investing activities was $1,140.2 million, $1,680.7 million, and $576.0 million for the years ended December 31, 2022, 2021, and 2020, respectively. The decrease in cash used in investing activities from 2021 to 2022 was primarily the result of a decrease in self-storage facility acquisition activity, increased proceeds from the sale of non-real estate assets in 2022, and a decrease in property deposits paid during the year, partially offset by an increase in improvements, equipment additions, and construction in progress in 2022 and a decrease in return of investment in unconsolidated joint ventures. The increase in cash used in investing activities from 2020 to 2021 was the result of an increase in self-storage facility acquisition activity, increased capital spending, and an increase in the Company's investment in unconsolidated joint ventures, partially offset by an increase in return of investment in unconsolidated joint ventures.

Cash provided by financing activities was $406.4 million, $1,364.5 million, and $314.2 million during the years ended December 31, 2022, 2021, and 2020, respectively. The decrease in cash provided by financing activities from 2021 to 2022 was primarily the result of a decrease in sales of shares of common stock under the Company's continuous equity offering programs during 2022, a decrease in proceeds from term notes resulting from $600 million of senior notes issued in 2021 as compared to no notes issued in 2022, and an increase in dividends paid in 2022 as compared to 2021, partially offset by an increase in net proceeds from the line of credit. The increase in cash provided by finance activities from 2020 to 2021 was primarily the result of the Company's issuance of 2,875,000 shares of common stock through a public equity offering in 2021 resulting in net proceeds of $348.8 million, an increase in sales of shares of common stock under the Company's continuous equity offering programs during 2021, and an increase in proceeds from term notes resulting from $600 million of senior notes issued in 2021 as compared to $400 million of senior notes issued in 2020, partially offset by an increase in dividends paid. Also contributing to this increase is a reduction in the net repayment of the Company's line of credit in 2021 as compared to 2020.

For the years 2020, 2021 and 2022, see Note 5 to the consolidated financial statements for details of the Company’s unsecured line of credit and term note activity, Note 6 to the consolidated financial statements for the Company’s mortgage activity and related details, and Note 12 to the consolidated financial statements for the Company’s equity activity. Also, see Note 11 to the consolidated financial statements for details of the activity in debt held by unconsolidated joint ventures of the Company. The debt held by these unconsolidated joint ventures is secured by the real estate owned by these entities and is nonrecourse to the Company.

Our line of credit facility and term notes have an investment grade rating from Standard and Poor’s (BBB) and Moody’s (Baa2).

We expect to fund operating expenses, future acquisitions, our expansion and enhancement program, share repurchases, if any, and any other cash requirements with future cash flows from operations, draws on our line of credit, issuance of common and/or preferred stock, the issuance of unsecured term notes, sale of properties, and private placement solicitation of joint venture equity. Should the capital markets deteriorate, we may have to curtail acquisitions, our expansion and enhancement program, and/or any share repurchases.

PENDING OBLIGATIONS

The following table summarized our pending obligations:

	Payments due by period (in thousands)
Contractual obligations	Total	2023	2024-2025	2026-2027	2028 and thereafter
Line of credit	595,000	—	—	595,000	—
Term notes	2,775,000	—	175,000	1,050,000	1,550,000
Mortgages payable	36,258	7,528	28,623	107	—
Interest payments	633,089	125,219	234,919	169,269	103,682
Land leases	9,296	741	1,487	1,488	5,580
Expansion and enhancement contracts	33,435	33,435	—	—	—
Building leases	15,313	2,301	4,257	4,277	4,478
Retail space rent	6,666	6,666	—	—	—
Self-storage facility acquisitions	73,800	73,800	—	—	—
Contribution to joint venture for acquisition under contract	4,500	4,500	—	—	—
Total	$4,182,357	$254,190	$444,286	$1,820,141	$1,663,740

Interest payments include actual interest on fixed rate debt.

ACQUISITION OF PROPERTIES

In 2022, we acquired 49 self-storage facilities comprising 3.8 million square feet in Arizona (7), California (8), Florida (7), Georgia (2), Illinois (1), Maryland (1), Massachusetts (2), Minnesota (1), Missouri (5), Nevada (1), New York (3), North Carolina (5), South Carolina (1), and Texas (5), for a total purchase price of $974.0 million. As discussed further in Note 4, the Company held an 85.8% ownership interest in one of the properties acquired prior to the acquisition of the remaining 14.2% ownership interest in the second quarter of 2022. Additionally, as discussed further in Note 4, during the third quarter of 2022, the Company purchased an 83% ownership interest in a self-storage facility in New York from an unrelated joint venture partner that has been consolidated in the Company's financial statements. Additionally, nine of these facilities were managed by the Company for a third-party prior to acquisition. Based on the trailing financial information of the entities from which the properties were acquired, the weighted average capitalization rate for these acquisitions was 3.2%.

In 2021, we acquired 112 self-storage facilities comprising 7.9 million square feet in Alabama (7), Arizona (4), California (1), Colorado (3), Connecticut (6), Florida (31), Georgia (16), Illinois (4), Kentucky (1), Maine (1), New Hampshire (4), New Jersey (5), New York (1), North Carolina (6), Ohio (1), Oklahoma (2), South Carolina (5), Tennessee (1), Texas (10), Virginia (1), and Washington (2) for a total purchase price of $1,696.3 million, which is net of the Company's equity in profit from the acquisitions of the New York store and three Georgia facilities purchased from unconsolidated joint ventures. Additionally, 27 of these facilities were managed by the Company for a third-party prior to acquisition. Based on the trailing financial information of the entities from which the properties were acquired, the weighted average capitalization rate for these acquisitions was 3.6%.

In 2020 we acquired 40 self-storage facilities comprising 3.1 million square feet in California (8), Florida (6), Georgia (1), Missouri (1), New Jersey (7), New York (1), Ohio (6), Pennsylvania (4), South Carolina (1), and Texas (5) for a total purchase price of $532.6 million. One of these acquired facilities resulted from the Company acquiring the remaining 15% of a joint venture. Additionally, two of these facilities were managed by the Company for a third-party prior to acquisition. Based on the trailing financial information of the entities from which the properties were acquired, the weighted average capitalization rate for these acquisitions was 5.0%.

FUTURE ACQUISITION AND DEVELOPMENT PLANS

Our external growth strategy is to increase the number of facilities we own by acquiring suitable facilities in markets in which we already have operations, or to expand into new markets by acquiring several facilities at once in those new markets. We are actively pursuing acquisitions in 2023 and at December 31, 2022 we were under contract to acquire four self-storage facilities for an aggregate purchase price of $70.8 million. The purchases of these self-storage facilities under contract are subject to customary conditions to closing, and there is no assurance that these facilities will be acquired.

In 2022, we added or converted to premium storage 661,000 square feet to existing Properties for a total cost of approximately $55.7 million. Although we do not expect to construct any new facilities in 2023, we do plan to complete $50 million to $65 million in expansions and enhancements to existing facilities of which $33.9 million was paid as of December 31, 2022.

In 2022, the Company spent approximately $45.9 million for recurring capitalized expenditures including roofing, paving, and office renovations. We expect to spend $30 million to $35 million in 2023 on similar capital expenditures.

DISPOSITION OF PROPERTIES

The Company did not sell or otherwise dispose of any properties during 2022, 2021, or 2020.

As part of our ongoing strategy to improve overall operating efficiencies and portfolio quality, we may seek to sell certain Properties to third-parties or joint venture partners in 2023.

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

As a REIT, we must derive at least 95% of our total gross income from income related to real property, interest and dividends. In 2022, our percentage of revenue from such sources was approximately 97%, thereby passing the 95% test, and no special measures are expected to be required to enable us to maintain our REIT designation. Although we currently intend to operate in a manner designed to qualify as a REIT, it is possible that future economic, market, legal, tax or other considerations may cause our Board of Directors to revoke our REIT election.

INTEREST RATE RISK

The primary market risk to which we believe we are exposed is interest rate risk, which may result from many factors, including government monetary and tax policies, domestic and international economic and political considerations, and other factors that are beyond our control.

Based on our outstanding unsecured floating rate debt of $595 million at December 31, 2022, a 100 basis point increase in interest rates would have a $6.0 million effect on our annual interest expense. This amount was determined by considering the impact of the hypothetical interest rates on our borrowing cost on December 31, 2022. This analysis does not consider the effects of the reduced level of overall economic activity that could exist in such an environment. Further, in the event of a change of such magnitude, we would consider taking actions to further mitigate our exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no changes in our capital structure.

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

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Life Storage, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Life Storage, Inc. (the Parent Company) as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and financial statement schedule listed in the Index at Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Parent Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Parent Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 24, 2023 expressed an unqualified opinion thereon.

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

As described in Note 4 to the consolidated financial statements, during the year ended December 31, 2022, the Parent Company acquired 50 storage facilities for an aggregate purchase price of $1 billion. The transactions were accounted for as asset acquisitions and the purchase price was allocated to the assets acquired based on their relative fair value.

Auditing the Parent Company’s accounting for its storage facility acquisitions in 2022 involved a high degree of subjectivity due to the significant estimation required to determine the fair values of the acquired land and buildings. In particular, the fair value estimates were sensitive to assumptions such as prices per acre and current replacement cost estimates, including adjustments for the age, condition, turnkey factor, economic profit, and economic obsolescence associated with the acquired facilities.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls over the Parent Company’s storage facility acquisition process. This included testing controls over management’s evaluation of the significant assumptions used to determine the fair values of the assets acquired.

For the 2022 acquisitions of storage facilities described above, our audit procedures included, among others, evaluating the Parent Company’s valuation methodologies and testing the significant assumptions used to determine the fair value of the assets acquired. We tested the completeness and accuracy of the underlying data by, among other things, recalculating the current replacement cost of buildings and comparing the adjustments for the age, condition, turnkey factor, economic profit, and economic obsolescence associated with the acquired assets to industry publications on a test basis. We also compared significant assumptions, including prices per acre, to third-party sources such as recent land sales. For certain of these asset acquisitions, we involved our valuation specialists to assist in the assessment of the methodology utilized by the Parent Company, in addition to performing corroborative analyses to assess whether the conclusions in the valuation were supported by observable market data. For example, our valuation specialists used independently identified data sources to evaluate management's selected comparable land sales, replacement cost assumptions and the fair value of individual storage facilities acquired in portfolio acquisitions.

/s/ Ernst & Young LLP

We have served as the Parent Company’s auditor since 1994.

Buffalo, New York

February 24, 2023

Report of Independent Registered Public Accounting Firm

To the Partners and the Board of Directors of Life Storage LP

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Life Storage LP (the Operating Partnership) as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income, partners’ capital and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and financial statement schedule listed in the Index at Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Operating Partnership at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Operating Partnership’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 24, 2023 expressed an unqualified opinion thereon.

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

As described in Note 4 to the consolidated financial statements, during the year ended December 31, 2022, the Operating Partnership acquired 50 storage facilities for an aggregate purchase price of $1 billion. The transactions were accounted for as asset acquisitions and the purchase price was allocated to the assets acquired based on their relative fair value.

Auditing the Operating Partnership’s accounting for its storage facility acquisitions in 2022 involved a high degree of subjectivity due to the significant estimation required to determine the fair values of the acquired land and buildings. In particular, the fair value estimates were sensitive to assumptions such as prices per acre and current replacement cost estimates, including adjustments for the age, condition, turnkey factor, economic profit, and economic obsolescence associated with the acquired facilities.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls over the Operating Partnership’s storage facility acquisition process. This included testing controls over management’s evaluation of the significant assumptions used to determine the fair values of the assets acquired.

For the 2022 acquisitions of storage facilities described above, our audit procedures included, among others, evaluating the Operating Partnership’s valuation methodologies and testing the significant assumptions used to determine the fair value of the assets acquired. We tested the completeness and accuracy of the underlying data by, among other things, recalculating the current replacement cost of buildings and comparing the adjustments for the age, condition, turnkey factor, economic profit, and economic obsolescence associated with the acquired assets to industry publications on a test basis. We also compared significant assumptions, including prices per acre, to third-party sources such as recent land sales. For certain of these asset acquisitions, we involved our valuation specialists to assist in the assessment of the methodology utilized by the Operating Partnership, in addition to performing corroborative analyses to assess whether the conclusions in the valuation were supported by observable market data. For example, our valuation specialists used independently identified data sources to evaluate management's selected comparable land sales, replacement cost assumptions and the fair value of individual storage facilities acquired in portfolio acquisitions.

/s/ Ernst & Young LLP

We have served as the Operating Partnership’s auditor since 2016.

Buffalo, New York

February 24, 2023

LIFE STORAGE, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
(dollars in thousands, except share data)	2022	2021
Assets
Investment in storage facilities:
Land	$1,307,425	$1,185,976
Building, equipment, and construction in progress	6,864,381	5,904,481
	8,171,806	7,090,457
Less: accumulated depreciation	(1,170,520)	(1,007,650)
Investment in storage facilities, net	7,001,286	6,082,807
Cash and cash equivalents	24,406	171,865
Accounts receivable	24,153	17,784
Receivable from unconsolidated joint ventures	1,562	333
Investment in unconsolidated joint ventures	275,190	213,003
Prepaid expenses	10,363	9,918
Trade name	16,500	16,500
Other assets	34,270	44,387
Total Assets	$7,387,730	$6,556,597
Liabilities
Line of credit	$595,000	$—
Term notes, net	2,751,632	2,747,838
Accounts payable and accrued liabilities	148,130	131,778
Deferred revenue	33,192	27,277
Mortgages payable	36,258	37,030
Total Liabilities	3,564,212	2,943,923
Noncontrolling redeemable Preferred Operating Partnership Units at redemption value	89,077	90,783
Noncontrolling redeemable Common Operating Partnership Units (see Note 2)	107,074	142,892
Shareholders’ Equity
Common stock $.01 par value, 200,000,000 shares authorized, 85,019,884 shares outstanding at December 31, 2022 (83,565,710 at December 31, 2021)	850	836
Additional paid-in capital	3,886,317	3,697,000
Dividends in excess of net income	(261,510)	(314,713)
Accumulated other comprehensive loss	(3,207)	(4,124)
Total Shareholders’ Equity	3,622,450	3,378,999
Noncontrolling interest in consolidated subsidiary	4,917	—
Total Equity	3,627,367	3,378,999
Total Liabilities and Equity	$7,387,730	$6,556,597

See notes to consolidated financial statements.

LIFE STORAGE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
(dollars in thousands, except per share data)	2022	2021	2020
Revenues
Rental income	$917,143	$690,758	$539,554
Tenant reinsurance	73,805	58,103	44,742
Other operating income	47,218	39,704	32,475
Total operating revenues	1,038,166	788,565	616,771
Expenses
Property operations and maintenance	179,760	143,648	122,544
Tenant reinsurance	29,280	22,882	15,729
Real estate taxes	99,710	79,861	70,302
General and administrative	77,201	62,617	52,055
Depreciation and amortization	192,902	147,119	122,925
Total operating expenses	578,853	456,127	383,555
Gain on sale of non-real estate assets	5,550	—	—
Gain on sale of real estate	—	—	302
Income from operations	464,863	332,438	233,518
Other income (expenses)
Interest expense	(109,240)	(86,786)	(86,015)
Interest income	32	827	19
Gain on sale of investments in joint ventures	1,572	—	—
Equity in income of joint ventures	9,235	5,696	4,838
Net income	366,462	252,175	152,360
Net income attributable to noncontrolling preferred interests in the Operating Partnership	(4,001)	(1,494)	—
Net income attributable to noncontrolling common interests in the Operating Partnership	(4,331)	(1,364)	(789)
Net income attributable to noncontrolling interests in consolidated subsidiary	(2)	—	—
Net income attributable to common shareholders	$358,128	$249,317	$151,571
Earnings per common share attributable to common shareholders - basic	$4.25	$3.18	$2.13
Earnings per common share attributable to common shareholders - diluted	$4.22	$3.17	$2.13

See notes to consolidated financial statements.

LIFE STORAGE, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
(dollars in thousands)	2022	2021	2020
Net income	$366,462	$252,175	$152,360
Other comprehensive income:
Effective portion of gain on derivatives net of reclassification to interest expense	917	917	917
Total comprehensive income	367,379	253,092	153,277
Comprehensive income attributable to noncontrolling interests in the Operating Partnership	(8,343)	(2,863)	(794)
Comprehensive income attributable to common shareholders	$359,036	$250,229	$152,483

See notes to consolidated financial statements.

LIFE STORAGE, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(dollars in thousands, except share data)	Common Stock Shares	Common Stock	Additional Paid-in Capital	Dividends in Excess of Net Income	Accumulated Other Comprehensive Income (Loss) (AOCL)	Total Shareholders’ Equity
Balance January 1, 2020	70,013,899	$467	$2,376,723	$(238,338)	$(5,958)	$2,132,894
Net proceeds from issuance of common stock	4,091,666	27	295,935	—	—	295,962
Issuance of non-vested stock	113,829	1	(1)	—	—	—
Forfeiture of non-vested stock	(7,474)	—	—	—	—	—
Earned portion of non-vested stock	—	—	4,559	—	—	4,559
Carrying value less than redemption value on redeemed noncontrolling interest	—	—	(264)	—	—	(264)
Adjustment to redemption value of noncontrolling redeemable Operating Partnership Units	—	—	—	(2,884)	—	(2,884)
Purchases of equity in consolidated subsidiary from noncontrolling interests	—	—	(5,641)	3,341	—	(2,300)
Net income attributable to common shareholders	—	—	—	151,571	—	151,571
Amortization of terminated hedge included in AOCL	—	—	—	—	917	917
Dividends	—	—	—	(202,357)	—	(202,357)
Balance December 31, 2020	74,211,920	495	2,671,311	(288,667)	(5,041)	2,378,098
Net proceeds from issuance of common stock	9,244,736	88	1,019,269	—	—	1,019,357
Issuance of non-vested stock	109,112	1	(1)	—	—	—
Earned portion of non-vested stock	—	—	6,604	—	—	6,604
Stock dividend	(58)	252	(252)	—	—	—
Carrying value less than redemption value on redeemed noncontrolling interest	—	—	(48)	—	—	(48)
Adjustment to redemption value of noncontrolling redeemable Operating Partnership Units	—	—	—	(34,163)	—	(34,163)
Deferred compensation - Directors	—	—	117	—	—	117
Net income attributable to common shareholders	—	—	—	249,317	—	249,317
Amortization of terminated hedge included in AOCL	—	—	—	—	917	917
Dividends	—	—	—	(241,200)	—	(241,200)
Balance December 31, 2021	83,565,710	836	3,697,000	(314,713)	(4,124)	3,378,999
Net proceeds from issuance of common stock	1,360,544	13	180,787	—	—	180,800
Exercise of stock options	5,250	1	173	—	—	174
Issuance of non-vested stock	92,380	1	(1)	—	—	—
Forfeiture of non-vested stock	(4,000)	(1)	1	—	—	—
Earned portion of non-vested stock	—	—	8,432	—	—	8,432
Carrying value less than redemption value on redeemed noncontrolling interest	—	—	(192)	—	—	(192)
Adjustment to redemption value of noncontrolling redeemable Operating Partnership Units	—	—	—	46,006	—	46,006
Deferred compensation - Directors	—	—	117	—	—	117
Net income attributable to common shareholders	—	—	—	358,128	—	358,128
Amortization of terminated hedge included in AOCL	—	—	—	—	917	917
Dividends	—	—	—	(350,931)	—	(350,931)
Balance December 31, 2022	85,019,884	$850	$3,886,317	$(261,510)	$(3,207)	$3,622,450

See notes to consolidated financial statements.

LIFE STORAGE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(dollars in thousands)	2022	2021	2020
Operating Activities
Net income	$366,462	$252,175	$152,360
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	192,902	147,119	122,925
Amortization of debt issuance costs and bond discount	5,730	4,513	4,096
Gain on sale of real estate	—	—	(302)
Equity in income of joint ventures	(9,235)	(5,696)	(4,838)
Distributions from unconsolidated joint ventures	17,628	13,866	14,098
Non-vested stock earned	8,432	6,604	4,559
Other	(7,134)	(73)	286
Changes in assets and liabilities (excluding the effects of acquisitions):
Accounts receivable	(6,310)	(2,140)	(2,915)
Prepaid expenses	(445)	(1,569)	(247)
(Advances to) receipts from joint ventures	(1,229)	731	(95)
Accounts payable and other liabilities	17,332	13,888	4,787
Deferred revenue	2,725	4,483	4,252
Net cash provided by operating activities	586,858	433,901	298,966
Investing Activities
Acquisition of storage facilities, net of cash and restricted cash acquired	(953,464)	(1,514,684)	(520,943)
Improvements, equipment additions, and construction in progress	(100,401)	(85,080)	(56,397)
Proceeds from sale of non-real estate assets	9,084	—	—
Return of investment in unconsolidated joint ventures	5,060	37,584	28,008
Gain on sale of investments in unconsolidated joint ventures	1,572	—	—
Investment in unconsolidated joint ventures	(105,884)	(113,465)	(26,383)
Loans to unconsolidated joint ventures	—	—	(35,850)
Loan payments received from unconsolidated joint ventures	—	—	35,850
Property deposits	3,785	(5,089)	(280)
Net cash used in investing activities	(1,140,248)	(1,680,734)	(575,995)
Financing Activities
Net proceeds from sale of common stock	180,974	1,019,357	295,962
Proceeds from line of credit	1,247,000	459,000	285,000
Repayment of line of credit	(652,000)	(459,000)	(350,000)
Proceeds from term notes, net of discount	—	594,498	398,096
Repayment of term notes	—	—	(100,000)
Debt issuance costs	(6,073)	(5,114)	(3,490)
Dividends paid - common stock	(350,931)	(241,200)	(202,357)
Distributions to noncontrolling interest holders	(8,190)	(1,751)	(1,047)
Payments to acquire equity in consolidated subsidiary from noncontrolling interests	—	—	(2,000)
Redemption of operating partnership units	(3,849)	(805)	(2,751)
Mortgage principal payments	(514)	(489)	(3,169)
Net cash provided by financing activities	406,417	1,364,496	314,244
Net increase in cash and restricted cash	(146,973)	117,663	37,215
Cash and restricted cash at beginning of period	176,434	58,771	21,556
Cash and restricted cash at end of period	$29,461	$176,434	$58,771
Supplemental cash flow information
Cash paid for interest, net of interest capitalized	$104,504	$81,421	$79,423
Cash paid for income taxes, net of refunds	$3,495	$1,727	$1,294

See notes to consolidated financial statements.

LIFE STORAGE LP

CONSOLIDATED BALANCE SHEETS

	December 31,
(dollars in thousands, except unit data)	2022	2021
Assets
Investment in storage facilities:
Land	$1,307,425	$1,185,976
Building, equipment, and construction in progress	6,864,381	5,904,481
	8,171,806	7,090,457
Less: accumulated depreciation	(1,170,520)	(1,007,650)
Investment in storage facilities, net	7,001,286	6,082,807
Cash and cash equivalents	24,406	171,865
Accounts receivable	24,153	17,784
Receivable from unconsolidated joint ventures	1,562	333
Investment in unconsolidated joint ventures	275,190	213,003
Prepaid expenses	10,363	9,918
Trade name	16,500	16,500
Other assets	34,270	44,387
Total Assets	$7,387,730	$6,556,597
Liabilities
Line of credit	$595,000	$—
Term notes, net	2,751,632	2,747,838
Accounts payable and accrued liabilities	148,130	131,778
Deferred revenue	33,192	27,277
Mortgages payable	36,258	37,030
Total Liabilities	3,564,212	2,943,923
Limited partners’ preferred redeemable capital interest at redemption value (3,523,113 and 3,590,603 units outstanding at December 31, 2022 and December 31, 2021, respectively)	89,077	90,783
Limited partners’ common redeemable capital interest (see Note 2) (1,041,260 and 960,708 units outstanding at December 31, 2022 and December 31, 2021, respectively)	107,074	142,892
Partners’ Capital
General partner (893,360 and 881,030 units outstanding at December 31, 2022 and December 31, 2021, respectively)	38,247	36,131
Limited partner (84,126,524 and 82,684,680 units outstanding at December 31, 2022 and December 31, 2021, respectively)	3,587,410	3,346,992
Accumulated other comprehensive loss	(3,207)	(4,124)
Total Controlling Partners’ Capital	3,622,450	3,378,999
Noncontrolling interest in consolidated subsidiary	4,917	—
Total Partners' Capital	3,627,367	3,378,999
Total Liabilities and Partners’ Capital	$7,387,730	$6,556,597

See notes to consolidated financial statements.

LIFE STORAGE LP

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
(dollars in thousands, except per unit data)	2022	2021	2020
Revenues
Rental income	$917,143	$690,758	$539,554
Tenant reinsurance	73,805	58,103	44,742
Other operating income	47,218	39,704	32,475
Total operating revenues	1,038,166	788,565	616,771
Expenses
Property operations and maintenance	179,760	143,648	122,544
Tenant reinsurance	29,280	22,882	15,729
Real estate taxes	99,710	79,861	70,302
General and administrative	77,201	62,617	52,055
Depreciation and amortization	192,902	147,119	122,925
Total operating expenses	578,853	456,127	383,555
Gain on sale of non-real estate assets	5,550	—	—
Gain on sale of real estate	—	—	302
Income from operations	464,863	332,438	233,518
Other income (expenses)
Interest expense	(109,240)	(86,786)	(86,015)
Interest income	32	827	19
Gain on sale of investments in joint ventures	1,572	—	—
Equity in income of joint ventures	9,235	5,696	4,838
Net income	366,462	252,175	152,360
Net income attributable to noncontrolling preferred interests in the Operating Partnership	(4,001)	(1,494)	—
Net income attributable to noncontrolling common interests in the Operating Partnership	(4,331)	(1,364)	(789)
Net income attributable to noncontrolling interests in consolidated subsidiary	(2)	—	—
Net income attributable to common unitholders	$358,128	$249,317	$151,571
Earnings per common unit attributable to common unitholders - basic	$4.25	$3.18	$2.13
Earnings per common unit attributable to common unitholders - diluted	$4.22	$3.17	$2.13
Net income attributable to general partner	$3,665	$2,522	$1,524
Net income attributable to limited partners	$354,463	$246,795	$150,047

See notes to consolidated financial statements.

LIFE STORAGE LP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
(dollars in thousands)	2022	2021	2020
Net income	$366,462	$252,175	$152,360
Other comprehensive income:
Effective portion of gain on derivatives net of reclassification to interest expense	917	917	917
Total comprehensive income	367,379	253,092	153,277
Comprehensive income attributable to noncontrolling interests in the Operating Partnership	(8,343)	(2,863)	(794)
Comprehensive income attributable to common unitholders	$359,036	$250,229	$152,483

See notes to consolidated financial statements.

LIFE STORAGE LP

CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL

(dollars in thousands)	Life Storage Holdings, Inc. General Partner	Life Storage, Inc. Limited Partner	Accumulated Other Comprehensive Income (Loss)	Total Controlling Partners’ Capital
Balance January 1, 2020	$21,594	$2,117,258	$(5,958)	$2,132,894
Net proceeds from issuance of Operating Partnership Units	2,960	293,002	—	295,962
Issuance of non-vested stock	—	—	—	—
Forfeiture of non-vested stock	—	—	—	—
Earned portion of non-vested stock	46	4,513	—	4,559
Carrying value less than redemption value on redeemed noncontrolling interest	(28)	(236)	—	(264)
Adjustment to redemption value of noncontrolling redeemable Operating Partnership Units	—	(2,884)	—	(2,884)
Purchases of equity in consolidated subsidiary from noncontrolling interests	(23)	(2,277)	—	(2,300)
Net income attributable to common unitholders	1,521	150,050	—	151,571
Amortization of terminated hedge included in AOCL	9	(9)	917	917
Distributions	(2,034)	(200,323)	—	(202,357)
Balance December 31, 2020	24,045	2,359,094	(5,041)	2,378,098
Net proceeds from issuance of Operating Partnership Units	10,194	1,009,163	—	1,019,357
Issuance of non-vested stock	—	—	—	—
Earned portion of non-vested stock	66	6,538	—	6,604
Issuance of common Operating Partnership Units	829	(829)	—	—
Issuance of preferred Operating Partnership Units	898	(898)	—	—
Carrying value less than redemption value on redeemed noncontrolling interest	(8)	(40)	—	(48)
Adjustment to redemption value of noncontrolling redeemable Operating Partnership Units	—	(34,163)	—	(34,163)
Deferred compensation - Directors	1	116	—	117
Net income attributable to common unitholders	2,522	246,795	—	249,317
Amortization of terminated hedge included in AOCL	9	(9)	917	917
Distributions	(2,424)	(238,776)	—	(241,200)
Balance December 31, 2021	36,132	3,346,991	(4,124)	3,378,999
Net proceeds from issuance of Operating Partnership Units	1,807	178,993	—	180,800
Exercise of stock options	3	171	—	174
Issuance of non-vested stock	—	—	—	—
Forfeiture of non-vested stock	—	—	—	—
Earned portion of non-vested stock	84	8,348	—	8,432
Issuance of common Operating Partnership Units	120	(120)	—	—
Carrying value less than redemption value on redeemed noncontrolling interest	(22)	(170)	—	(192)
Adjustment to redemption value of noncontrolling redeemable Operating Partnership Units	—	46,006	—	46,006
Deferred compensation - Directors	1	116	—	117
Net income attributable to common unitholders	3,665	354,463	—	358,128
Amortization of terminated hedge included in AOCL	9	(9)	917	917
Distributions	(3,552)	(347,379)	—	(350,931)
Balance December 31, 2022	$38,247	$3,587,410	$(3,207)	$3,622,450

See notes to consolidated financial statements.

LIFE STORAGE LP

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(dollars in thousands)	2022	2021	2020
Operating Activities
Net income	$366,462	$252,175	$152,360
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	192,902	147,119	122,925
Amortization of debt issuance costs and bond discount	5,730	4,513	4,096
Gain on sale of real estate	—	—	(302)
Equity in income of joint ventures	(9,235)	(5,696)	(4,838)
Distributions from unconsolidated joint ventures	17,628	13,866	14,098
Non-vested stock earned	8,432	6,604	4,559
Other	(7,134)	(73)	286
Changes in assets and liabilities (excluding the effects of acquisitions):
Accounts receivable	(6,310)	(2,140)	(2,915)
Prepaid expenses	(445)	(1,569)	(247)
(Advances to) receipts from joint ventures	(1,229)	731	(95)
Accounts payable and other liabilities	17,332	13,888	4,787
Deferred revenue	2,725	4,483	4,252
Net cash provided by operating activities	586,858	433,901	298,966
Investing Activities
Acquisition of storage facilities, net of cash and restricted cash acquired	(953,464)	(1,514,684)	(520,943)
Improvements, equipment additions, and construction in progress	(100,401)	(85,080)	(56,397)
Proceeds from sale of non-real estate assets	9,084	—	—
Return of investment in unconsolidated joint ventures	5,060	37,584	28,008
Gain on sale of investments in unconsolidated joint ventures	1,572	—	—
Investment in unconsolidated joint ventures	(105,884)	(113,465)	(26,383)
Loans to unconsolidated joint ventures	—	—	(35,850)
Loan payments received from unconsolidated joint ventures	—	—	35,850
Property deposits	3,785	(5,089)	(280)
Net cash used in investing activities	(1,140,248)	(1,680,734)	(575,995)
Financing Activities
Net proceeds from sale of partnership units	180,974	1,019,357	295,962
Proceeds from line of credit	1,247,000	459,000	285,000
Repayment of line of credit	(652,000)	(459,000)	(350,000)
Proceeds from term notes, net of discount	—	594,498	398,096
Repayment of term notes	—	—	(100,000)
Debt issuance costs	(6,073)	(5,114)	(3,490)
Distributions to unitholders	(350,931)	(241,200)	(202,357)
Distributions to noncontrolling interest holders	(8,190)	(1,751)	(1,047)
Payments to acquire equity in consolidated subsidiary from noncontrolling interests	—	—	(2,000)
Redemption of operating partnership units	(3,849)	(805)	(2,751)
Mortgage principal payments	(514)	(489)	(3,169)
Net cash provided by financing activities	406,417	1,364,496	314,244
Net increase in cash and restricted cash	(146,973)	117,663	37,215
Cash and restricted cash at beginning of period	176,434	58,771	21,556
Cash and restricted cash at end of period	$29,461	$176,434	$58,771
Supplemental cash flow information
Cash paid for interest, net of interest capitalized	$104,504	$81,421	$79,423
Cash paid for income taxes, net of refunds	$3,495	$1,727	$1,294

See notes to consolidated financial statements.

LIFE STORAGE, INC. AND LIFE STORAGE LP

DECEMBER 31, 2022

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

At December 31, 2022, we had an ownership interest in, and/or managed 1,198 self-storage properties in 37 states and the District of Columbia. Among our 1,198 self-storage properties are 141 properties that we manage for unconsolidated joint ventures (See Note 11), 299 properties that we manage and have no ownership interest, and five properties that we lease. During 2022, approximately 16% and 15% of the Company’s revenue was derived from stores in the states of Texas and Florida, respectively.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation : All of the Company’s assets are owned by, and all of its operations are conducted through, the Operating Partnership. Life Storage Holdings, Inc. (“Holdings”), a wholly-owned subsidiary of the Parent Company, is the sole general partner of the Operating Partnership; the Parent Company is a limited partner of the Operating Partnership, and, through its ownership of Holdings and its limited partnership interest, controls the operations of the Operating Partnership, holding a 97.9% ownership interest therein as of December 31, 2022. The remaining ownership interests in the Operating Partnership (the “Units”) are held by certain former owners of assets acquired by the Operating Partnership. Share and per share amounts and unit and per unit amounts for all years presented have been adjusted to reflect the impact of the three-for-two distribution of common stock announced by the Company on January 4, 2021 and distributed on January 27, 2021 to shareholders and unitholders of record on January 15, 2021.

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

Included in the Parent Company’s consolidated balance sheets are noncontrolling redeemable Operating Partnership Units and included in the Operating Partnership’s consolidated balance sheets are limited partners’ redeemable capital interests at redemption value. These interests are presented in the “mezzanine” section of the consolidated balance sheets because they do not meet the functional definition of a liability or equity under current accounting literature. These represent the outside ownership interests of the limited partners in the Operating Partnership. There were 1,041,260 and 960,708 common noncontrolling redeemable Operating Partnership Units outstanding at December 31, 2022 and December 31, 2021, respectively, and 3,523,113 and 3,590,603 preferred noncontrolling redeemable Operating Partnership Units outstanding at December 31, 2022 and December 31, 2021, respectively. The preferred noncontrolling redeemable Operating Partnership Units rank senior to all other partnership interests with respect to distributions and liquidation.

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

The Company accounts for the noncontrolling redeemable Operating Partnership Units under the provisions of Accounting Standards Codification (ASC) Topic 480-10-S99. The application of the ASC Topic 480-10-S99 accounting model requires the noncontrolling interest to follow normal noncontrolling interest accounting and then be marked to redemption value at the end of each reporting period if higher (but never adjusted below that normal noncontrolling interest accounting amount) for the common noncontrolling redeemable Operating Partnership

Units. The offset to the adjustment to the carrying amount of the common noncontrolling redeemable Operating Partnership Units is reflected in the Parent Company’s dividends in excess of net income and in the Operating Partnership’s general partner and limited partners capital balances. The value of common noncontrolling redeemable Operating Partnership Units at December 31, 2021 is equal to the number of common noncontrolling interest units outstanding multiplied by the fair market value of the Parent Company’s common stock at that date. Redemption value exceeded the value determined under the Company’s historical basis of accounting at December 31, 2021. The redemption value of the common noncontrolling redeemable Operating Partnership Units was less than the normal noncontrolling interest amount at December 31, 2022. Accordingly, in the accompanying consolidated balance sheets, common noncontrolling redeemable Operating Partnership Units are reflected at the normal noncontrolling interest accounting amount at December 31, 2022 and at redemption value at December 31, 2021.

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

The following is a reconciliation of the Parent Company’s common noncontrolling redeemable Operating Partnership Units and the Operating Partnership’s limited partners’ redeemable capital interest for the years ending December 31:

(dollars in thousands)	2022	2021
Beginning balance	$142,892	$26,446
Redemption of units	(1,970)	(757)
Issuance of units	11,997	82,951
Net income attributable to noncontrolling interests in the Operating Partnership	4,331	1,364
Distributions	(4,170)	(1,275)
Adjustment to redemption value	(46,006)	34,163
Ending balance	$107,074	$142,892

In 2022 and 2021, the Operating Partnership issued a total of 82,552 and 633,559, respectively, common noncontrolling redeemable Operating Partnership Units with aggregate fair values of $10.3 million and $83.0 million, respectively, as part of the consideration paid to acquire certain self-storage facilities. The fair value of these common Operating Partnership Units on the date of issuance was determined based upon the average fair market value of the Company's common stock for the fifteen consecutive trading days preceding that date. Additionally during 2022, 67,490 preferred noncontrolling redeemable Operating Partnership Units were converted to 13,958 common redeemable Operating Partnership Units with an aggregate fair value of $1.7 million. The fair value of these common Operating Partnership Units on the date of issuance was determined based upon the average fair market value of the Company’s common stock for the ten consecutive trading days preceding that date.

In 2022 and 2021, 15,958 and 7,000 common noncontrolling redeemable Operating Partnership Units, respectively, were redeemed for cash.

The following is a reconciliation of the Parent Company's preferred noncontrolling redeemable Operating Partnership Units and the Operating Partnership's limited partners' preferred redeemable capital interest for the years ending December 31:

(dollars in thousands)	2022	2021
Beginning balance	$90,783	$—
Redemption of units	(1,687)	—
Issuance of units	—	89,765
Net income attributable to noncontrolling interests in the Operating Partnership	4,001	1,494
Distributions	(4,020)	(476)
Ending balance	$89,077	$90,783

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

In 2022, 67,490 preferred noncontrolling redeemable Operating Partnership Units were converted to 13,958 common redeemable Operating Partnership Units with an aggregate fair value of $1.7 million, as discussed above. The conversion rate was determined based upon the average fair market value of the Company's common stock for the 90 consecutive trading days preceding the conversion date. No preferred noncontrolling redeemable Operating Partnership Units were issued by the Operating Partnership in 2022.

Cash, Cash Equivalents, and Restricted Cash : The Company considers all highly liquid investments purchased with maturities of three months or less to be cash equivalents. Restricted cash represents those amounts required to be placed in escrow by banks with whom the Company has entered into mortgages and amounts required to be placed into escrow related the Company’s tenant reinsurance program. Restricted cash is included in other assets in the consolidated balance sheets.

The following table provides a reconciliation of cash and restricted cash reported within the consolidated statements of cash flows for the years ending December 31:

(dollars in thousands)	2022	2021	2020
Cash	$24,406	$171,865	$54,400
Restricted cash	5,055	4,569	4,371
Total cash and restricted cash	$29,461	$176,434	$58,771

Accounts Receivable : Accounts receivable are composed of trade and other receivables recorded at billed amounts and do not bear interest. The allowance for doubtful accounts on leasing receivables is the Company’s best estimate of the amount of probable uncollectible amounts in the Company’s existing accounts receivable. In accordance with ASU 2016-13, "Financial Instruments - Credit Losses (Topic 326)," the allowance for doubtful accounts on non-leasing receivables is the Company's best estimate of the amount that will ultimately not be collected at the time that revenue is recognized. The Company determines these allowances based on a number of factors, including experience, credit worthiness of customers, and current market and economic conditions. The Company reviews the allowance for doubtful accounts on a regular basis. Account balances are charged against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The allowance for doubtful accounts is recorded as a reduction of accounts receivable and amounted to $1.2 million and $1.5 million at December 31, 2022 and 2021, respectively. ASU 2016-13 is not applicable to the Company's leasing receivables.

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

The disaggregated revenues of the Company presented in accordance with ASC Topic 606, “Revenue from Contracts with Customers” are as follows:

(dollars in thousands)	2022	2021	2020
Rental income	$917,143	$690,758	$539,554
Tenant reinsurance	73,805	58,103	44,742
Management and acquisition fee income	27,190	22,127	17,407
Other	20,028	17,577	15,068
Total operating revenues	$1,038,166	$788,565	$616,771

Other revenue consists primarily of sales of storage-related merchandise (locks and packing supplies) and storage and inventory management services provided by Warehouse Anywhere.

Cost of operations, general and administrative expense, interest expense and advertising costs are expensed as incurred. For the years ended December 31, 2022, 2021, and 2020, advertising costs were $21.6 million, $16.9 million, and $15.3 million, respectively. The Company accrues property taxes based on actual invoices, estimates and historical trends. If these estimates are incorrect, the timing and amount of expense recognition would be affected. Expenses related to tenant reinsurance are comprised of actual and estimated claims, costs to administer the Company's tenant reinsurance program, and fees related to tenant reinsurance paid to owners of self-storage facilities that the Company manages for third-parties.

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

Depreciation is computed using the straight-line method over estimated useful lives of 40 years for buildings and improvements, and five to 20 years for furniture, fixtures and equipment. Estimated useful lives are reevaluated when facts and circumstances indicate that the economic lives of assets do not extend to their currently assigned useful lives. Expenditures for significant renovations or improvements that extend the useful life of assets are capitalized. Depreciation expense was $172.7 million, $134.8 million and $117.3 million for the years ending December 31, 2022, 2021, and 2020, respectively. Interest and other costs incurred during the construction period of major expansions, and on investments in joint ventures with properties under construction, are capitalized. Interest capitalized during the years ended December 31, 2022, 2021, and 2020 totaled $1.5 million, $0.4 million and $0.4 million, respectively. Repair and maintenance costs are expensed as incurred.

Whenever events or changes in circumstances indicate that the carrying value of the Company’s property may not be recoverable, the Company’s policy is to complete an assessment of impairment. Impairment is evaluated based upon comparing the sum of the property’s expected undiscounted future cash flows to the carrying value of the property. If the sum of the undiscounted cash flows is less than the carrying amount of the property, an impairment loss is recognized for any amount by which the carrying amount of the asset exceeds the fair value of the asset. For the years ended December 31, 2022, 2021, and 2020, no assets have been determined to be impaired under this policy.

In general, sales of real estate and non-real estate assets and related profits or losses are recognized when control of the underlying assets has transferred.

Trade Name : The Company’s trade name, which was acquired in 2016, has an indefinite life and is not amortized but is reviewed for impairment annually or more frequently when facts and circumstances indicate that the carrying value of the Company’s trade name may not be recoverable. We may elect to perform a qualitative assessment that considers economic, industry and company-specific factors as part of our annual test. If, after completing this assessment, it is determined that it is more likely than not that the fair value of the trade name is less than its carrying value, we proceed to a quantitative test. We did not elect to perform a qualitative assessment in 2022.

Quantitative testing requires a comparison of the fair value of the trade name to its carrying value. We use a discounted cash flow analysis under the relief-from-royalty method to estimate the fair value of the trade name. This method incorporates various assumptions, including projected revenue growth rates, the terminal growth rate, the royalty rate to be applied, and the discount rate utilized. If the carrying value of the trade name exceeds the calculated fair value, the trade name is considered impaired to the extent that the carrying value exceeds the fair value. We did not record any impairment in 2022.

Other Assets : Included in other assets are restricted cash balances as discussed above, property deposits and the unamortized value placed on in-place customer leases related to self-storage facilities acquired by the Company. Property deposits at December 31, 2022 and 2021 were $1.9 million and $5.7 million, respectively.

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

The Company recorded federal and state income tax expense of $4.0 million, $1.7 million, and $1.6 million in 2022, 2021, and 2020, respectively, which is included in general and administrative expenses in the consolidated statements of operations. Included in 2022 income tax expense is current tax expense of $3.9 million and deferred tax expense of $0.1 million. At December 31, 2022 and 2021, there were no material unrecognized tax benefits and the Company had no interest or penalties related to uncertain tax provisions during the years then ended. Interest and penalties relating to uncertain tax positions will be recognized in income tax expense when incurred. Income taxes payable by the Company and the net deferred tax liabilities of our taxable REIT subsidiaries are classified within accounts payable and accrued liabilities in the consolidated balance sheets, while prepaid income taxes are classified within prepaid expenses. As of December 31, 2022, the Company’s taxable REIT subsidiaries have deferred tax assets of $0.5 million and a deferred tax liability of $2.0 million. As of December 31, 2021, the Company’s taxable REIT subsidiaries have deferred tax assets of $0.4 million and a deferred tax liability of $1.8 million. The tax years 2019-2022 remain open to examination by the major taxing jurisdictions to which the Company is subject.

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

Leases : The Company leases corporate office space as well as the land and/or buildings in which certain of the Company's self-storage facilities operate. The Company accounts for these leases under the guidance in ASU 2016-02, “Leases (Topic 842)” (ASC 842) which requires lessees to recognize a right-of-use asset and a lease liability for virtually all leases (other than leases that meet the definition of a short-term lease). The lease liability under this guidance is equal to the present value of lease payments and the right-of-use asset is based on the lease liability, subject to adjustments such as for initial direct costs and prepaid or accrued lease payments. All leases where the Company is the lessee qualify as operating leases under the guidance in ASC 842. Three of the leases for real estate at which the Company operates self-storage facilities include unilateral options for the Company to extend the terms of these leases. However, those extension periods are not included in the terms of the respective leases under ASC 842 due to the Company’s inability to assert that it is reasonably certain to exercise those options based primarily on the length of time before such options would be exercised. Future lease payments which are based on changes to the consumer price index and future common area maintenance charges related to leases of corporate office space have been excluded from the future minimum noncancelable lease payments for the respective leases due to their variable nature.

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

At December 31, 2022 and December 31, 2021, the Company’s aggregate right-of-use assets totaled $17.4 million and $19.5 million, respectively, and are included in other assets on the consolidated balance sheets. The related lease liabilities total $17.1 million and $19.2 million at December 31, 2022 and December 31, 2021, respectively, and are included in accounts payable and accrued liabilities on the consolidated balance sheets. Expenses related to operating leases under ASC 842 totaled $2.7 million, $2.5 million, and $2.1 million in 2022, 2021, and 2020, respectively. At December 31, 2022, the weighted average remaining lease term and weighted average discount rate for the Company’s operating leases were 9.5 years and 4.6%, respectively.

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

The Company recorded compensation expense (included in general and administrative expense) of $8.4 million, $6.6 million, and $4.6 million, respectively, related to amortization of non-vested stock grants for the years ended December 31, 2022, 2021, and 2020.

In October 2022, the Company announced that then current Chief Financial Officer, Andrew Gregoire, would be retiring effective January 2, 2023. In conjunction with this announcement, the vesting periods of certain restricted stock awards previously granted to Mr. Gregoire were accelerated to reflect his January 2, 2023 retirement date. As a result of this change, an additional $1.4 million of compensation expense was recorded in 2022. In September 2021, the Company announced that then current Chief Operating Officer, Edward Killeen, would be retiring effective December 31, 2021. In conjunction with this announcement, the vesting periods of certain restricted stock awards previously granted to Mr. Killeen were accelerated to reflect his December 31, 2021 retirement date. As a result of this change, an additional $0.6 million of compensation expense was recorded in 2021.

The Company uses the Black-Scholes Merton option pricing model to estimate the fair value of stock options granted subsequent to the adoption of ASC Topic 718. The application of this pricing model involves assumptions that are judgmental and sensitive in the determination of compensation expense. To determine expected volatility, the Company uses historical volatility based on daily closing prices of its Common Stock over periods that correlate with the expected terms of the options granted. The risk-free rate is based on the United States Treasury yield curve at the time of grant for the expected life of the options granted. Expected dividends are based on the Company’s history and expectation of dividend payouts. The expected life of stock options is based on the midpoint between the vesting date and the end of the contractual term. The Company recognizes the impact of any forfeitures as they occur. There were no options granted during the years ended December 31, 2022, 2021 and 2020.

During 2022, 2021, and 2020, the Company issued performance based non-vested stock awards to certain executives. The fair values of the performance-based awards in 2022, 2021 and 2020 were estimated at the time the awards were granted using a Monte Carlo pricing model applying the following weighted-average assumptions:

	2022	2021	2020
Expected life (years)	3.0	3.0	3.0
Risk free interest rate	3.90%	0.93%	0.19%
Expected volatility	31.67%	27.75%	28.15%
Fair value	$110.50	$157.61	$78.00

The Monte Carlo pricing model was not used to value any other non-vested shares granted in 2022, 2021, or 2020 as no market conditions were present in these awards. The value of these other non-vested shares was equal to the stock price of the Company on the date of grant.

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

The following table sets forth the computation of basic and diluted earnings per common share of the Parent Company utilizing the two-class method.

	Year Ended December 31,
(amounts in thousands, except per share data)	2022	2021	2020
Numerator:
Net income attributable to common shareholders	$358,128	$249,317	$151,571
Denominator:
Denominator for basic earnings per share - weighted average shares	84,322	78,425	71,055
Effect of Dilutive Securities:
Stock options and non-vested stock	562	183	123
Denominator for diluted earnings per share - adjusted weighted average shares and assumed conversion	84,884	78,608	71,178
Basic Earnings per common share attributable to common shareholders	$4.25	$3.18	$2.13
Diluted Earnings per common share attributable to common shareholders	$4.22	$3.17	$2.13

The following table sets forth the computation of basic and diluted earnings per common unit of the Operating Partnership utilizing the two-class method.

	Year Ended December 31,
(amounts in thousands, except per unit data)	2022	2021	2020
Numerator:
Net income attributable to common unitholders	$358,128	$249,317	$151,571
Denominator:
Denominator for basic earnings per unit - weighted average units	84,322	78,425	71,055
Effect of Dilutive Securities:
Stock options and non-vested stock	562	183	123
Denominator for diluted earnings per unit - adjusted weighted average units and assumed conversion	84,884	78,608	71,178
Basic Earnings per common unit attributable to common unitholders	$4.25	$3.18	$2.13
Diluted Earnings per common unit attributable to common unitholders	$4.22	$3.17	$2.13

Not included in the effect of dilutive securities above are 133,481 unvested restricted shares for the year ended December 31, 2022; 133,660 unvested restricted shares for the year ended December 31, 2021; and 159,228 unvested restricted shares for the year ended December 31, 2020. The effects of including these securities would have been anti-dilutive.

4. INVESTMENT IN STORAGE FACILITIES AND INTANGIBLE ASSETS

The following summarizes activity in storage facilities during the years ended December 31, 2022 and December 31, 2021.

(dollars in thousands)	2022	2021
Cost:
Beginning balance	$7,090,457	$5,330,323
Acquisition of storage facilities	992,613	1,675,366
Improvements and equipment additions	103,857	59,569
Net (decrease) increase in construction in progress	(1,361)	25,946
Dispositions	(13,760)	(747)
Ending balance	$8,171,806	$7,090,457
Accumulated Depreciation:
Beginning balance	$1,007,650	$873,178
Additions during the year	172,717	134,773
Dispositions	(9,847)	(301)
Ending balance	$1,170,520	$1,007,650

The Company acquired 50 self-storage facilities during 2022 and 112 self-storage facilities during 2021. The acquisitions of these facilities were accounted for as asset acquisitions. The cost of these facilities, including closing costs, was assigned to land, buildings, equipment, improvements, construction in progress and in-place customer leases based upon their relative fair values. The operating results of the facilities acquired have been included in the Company’s operations since the respective acquisition dates.

The purchase price of the 50 facilities acquired in 2022 and the 112 facilities acquired in 2021 has been assigned as follows:

(dollars in thousands)				Consideration Paid				Acquisition Date Fair Value
States	Number of Properties	Date of Acquisition	Purchase Price	Cash Paid	Carrying Value of Joint Venture Interest	Value of Operating Partnership Units/ Member Interest Issued	Net Other Liabilities Assumed (Assets Acquired)	Land	Building, Equipment, and Improvements	In-Place Customer Leases
2022
CA	6	1/4/2022	$165,225	165,160	$—	$—	$65	$20,321	$143,243	$1,661
GA, NC, SC	3	3/11/2022	48,586	48,446	—	—	140	3,926	44,300	360
IL, NC, TX	8	3/15/2022	116,048	115,410	—	—	638	12,292	102,439	1,317
MD	1	3/28/2022	21,651	21,646	—	—	5	1,640	19,856	155
NY	1	4/4/2022	35,802	5,557	30,186	—	59	10,287	25,280	235
FL	3	4/19/2022	52,343	52,060	—	—	283	7,894	43,814	635
GA	1	4/22/2022	16,403	16,390	—	—	13	1,333	14,903	167
MA	1	4/25/2022	20,083	20,087	—	—	(4)	810	19,041	232
FL	1	5/10/2022	17,218	17,112	—	—	106	3,712	13,306	200
FL	1	5/12/2022	36,452	36,254	—	—	198	5,101	31,079	272
NY	2	5/17/2022	32,487	32,374	—	—	113	1,524	30,594	369
TX	1	5/17/2022	17,097	6,608	—	10,300	189	1,273	15,615	209
FL	1	5/31/2022	22,021	21,880	—	—	141	3,563	18,171	287
CA	1	6/21/2022	12,675	12,641	—	—	34	5,967	6,572	136
NC	1	7/6/2022	20,059	19,970	—	—	89	428	19,428	203
NV	1	8/12/2022	29,113	29,154	—	—	(41)	2,354	26,512	247
NY	1	8/12/2022	29,000	24,130	—	4,915	(45)	8,079	20,734	187
CA	1	8/23/2022	10,709	10,690	—	—	19	1,324	9,292	93
AZ	1	8/24/2022	30,550	30,388	—	—	162	3,959	26,255	336
MO	5	9/14/2022	93,103	91,820	—	—	1,283	8,212	83,702	1,189
MA	1	9/21/2022	16,650	16,618	—	—	32	640	15,819	191
FL	1	9/22/2022	17,363	17,233	—	—	130	1,830	15,369	164
AZ, MN	7	10/13/2022	142,405	141,836	—	—	569	13,829	126,991	1,585
Total acquired 2022	50		$1,003,043	$953,464	$30,186	$15,215	$4,178	$120,298	$872,315	$10,430

(dollars in thousands)				Consideration Paid			Acquisition Date Fair Value
States	Number of Properties	Date of Acquisition	Purchase Price	Cash Paid	Value of Operating Partnership Units Issued	Net Other Liabilities Assumed (Assets Acquired)	Land	Building, Equipment, and Improvements	In-Place Customer Leases
2021
SC	1	1/4/2021	$8,070	8,042	$—	$28	$812	$7,153	$105
CA	1	1/21/2021	18,287	18,251	—	36	1,322	16,830	135
NY	1	3/4/2021	47,947	47,933	—	14	10,591	37,020	336
FL	8	3/11/2021	85,156	84,586	—	570	13,381	70,538	1,237
AZ	3	3/24/2021	67,089	66,890	—	199	7,129	59,320	632
WA	2	3/25/2021	39,666	39,495	—	171	6,166	33,037	443
FL	1	5/3/2021	16,545	16,497	—	48	1,658	14,739	148
NJ	5	5/12/2021	90,944	90,710	—	234	11,557	78,116	1,271
NC	2	6/1/2021	26,942	26,793	—	149	2,209	24,395	338
TX	4	6/10/2021	44,563	43,952	—	611	9,163	34,746	654
FL	1	6/16/2021	14,344	14,235	—	109	2,601	11,526	217
FL, NH	3	6/22/2021	59,618	59,257	—	361	19,101	39,752	765
NC	1	6/23/2021	14,539	14,468	—	71	657	13,695	187
NH	2	7/29/2021	22,315	22,311	—	4	6,271	15,743	301
FL	1	8/17/2021	14,846	14,740	—	106	2,884	11,789	173
AL, CO, FL, GA, KY, OH, OK, SC, TX	22	8/19/2021	229,982	137,188	91,265	1,529	23,173	203,682	3,127
AZ	1	8/25/2021	17,190	17,187	—	3	1,034	15,974	182
GA	3	9/1/2021	51,707	51,375	—	332	5,570	45,447	690
TX	4	10/1/2021	58,904	25,180	32,841	883	9,407	48,641	856
FL	2	10/20/2021	58,043	57,613	—	430	13,147	44,281	615
GA, NC, SC, TN	7	10/21/2021	129,345	125,778	3,300	267	13,769	114,338	1,238
VA	1	11/16/2021	14,488	14,449	—	39	341	13,963	184
ME	1	12/2/2021	20,100	20,082	—	18	1,669	18,204	227
IL	1	12/8/2021	19,044	18,922	—	122	1,705	17,136	203
FL	1	12/10/2021	12,577	12,540	—	37	2,746	9,661	170
FL, GA, IL	23	12/13/2021	369,487	367,635	—	1,852	47,189	317,719	4,579
FL	1	12/15/2021	14,095	14,056	—	39	2,989	10,924	182
CO	2	12/16/2021	33,087	14,334	18,173	580	3,726	28,940	421
FL	1	12/17/2021	20,596	20,548	—	48	737	19,623	236
CT	6	12/28/2021	76,801	49,666	27,137	(2)	10,461	65,269	1,071
Total acquired 2021	112		$1,696,317	$1,514,713	$172,716	$8,888	$233,165	$1,442,201	$20,923

The facility purchased in New York during April 2022 was acquired as a result of the Company's acquisition of the remaining 14.2% ownership interest in Life Storage 898 McDonald LLC ("McDonald"). Prior to this acquisition, McDonald was a joint venture between the Company and an otherwise unrelated third party which had been accounted for by the Company using the equity method of accounting (see Note 11 for additional information on McDonald). The purchase price for this acquisition includes the carrying value of the Company's equity investment in McDonald of $30.2 million at the time of the acquisition.

During August 2022, the Company purchased a self-storage facility in New York from an unrelated joint venture partner for total consideration of $29.0 million, which includes $4.9 million related to the seller's retained interest in the joint venture. The Company owns 83% of this joint venture with the remaining 17% owned by the Company's joint venture partner. Based on the facts and circumstances of the joint venture, the Company determined that the facility should be consolidated in accordance with ASC 810, Consolidation. The assets and liabilities of the property are included in the Company's consolidated balance sheets. Additionally included in the Company's consolidated balance sheets is the joint venture partner's noncontrolling interest, which totals $4.9 million at December 31, 2022. The Company's net investment in the joint venture is $24.1 million at December 31, 2022.

The facility purchased in New York in 2021 was acquired from SNL Orix Merrick ("Merrick"), an unconsolidated joint venture in which the Company held a 5% ownership interest. In accordance with ASC Topic 970, “Real Estate – General,” ("ASC 970") the Company recorded its equity in the profit from the sale of this self-storage facility as a reduction in the respective purchase price allocated to land and depreciable fixed assets. In addition to the $47.9 million cash payment for the self-storage facility acquired from Merrick, the Company also recognized $0.8 million as a return on the Company's investment in Merrick as discussed further in Note 11.

The three facilities purchased in Georgia in September 2021 were acquired from Life Storage-SERS Storage LLC ("SERS"), an unconsolidated joint venture in which the Company held a 20% ownership interest. In accordance with ASC 970, the Company recorded its equity in the profit from the sale of these self-storage facilities as a reduction in the respective purchase price allocated to land and depreciable fixed assets. In addition to the $51.7 million cash payment for the self-storage facilities acquired from SERS, the Company also recognized $8.3 million as a return on the Company's investment in SERS as discussed further in Note 11.

Nine of the facilities acquired in 2022 and 27 of the facilities acquired in 2021 were managed by the Company for third-parties prior to their respective acquisition. The remaining 39 and 81 facilities acquired in 2022 and 2021, respectively, were all acquired from unrelated third-parties.

Non-cash investing activities during 2022 include the Company's equity investment in McDonald at carrying value, the noncontrolling interest in the self-storage facility acquired in New York, the issuance of $10.3 million of common Operating Partnership Units based on the average closing price of the Parent Company's common stock over the 15 consecutive trading days prior to closing on the related self-storage facility acquisition, and the assumption of net other liabilities totaling $4.2 million. Non-cash investing activities during 2021 include the issuance of $89.8 million of preferred Operating Partnership Units valued based upon the terms of the preferred Operating Partnership Units as compared to market rates for similar instruments at the time of acquisition, the issuance of $82.9 million of common Operating Partnership Units based on the average closing price of the Parent Company's common stock for a stated number of days prior to closing on the related self-storage facility acquisitions, and the assumption of net other liabilities totaling $8.9 million. Non-cash investing activities during 2020 include the Company’s equity investment in an unconsolidated joint venture at carrying value, the assumption of a mortgage with an acquisition date fair value of $6.4 million, and the assumption of net other liabilities totaling $1.8 million.

The Company measures the fair value of in-place customer lease intangible assets based on the Company’s experience with customer turnover and the estimated cost to replace the in-place leases. The Company amortizes in-place customer leases on a straight-line basis over 12 months (the estimated future benefit period).

In-place customer leases are included in other assets on the Company’s consolidated balance sheets at December 31 as follows:

(dollars in thousands)	2022	2021
In-place customer leases	$118,216	$107,786
Accumulated amortization	(114,005)	(93,820)
Net carrying value at the end of period	$4,211	$13,966

Amortization expense related to in-place customer leases totaled $20.2 million, $12.4 million, and $5.6 million, during the years ended December 31, 2022, 2021, and 2020, respectively. Amortization expense is expected to be $4.2 million in 2023 based on in-place customer leases at December 31, 2022.

Property Dispositions

No self-storage facilities were sold during 2022, 2021, or 2020.

Change in Useful Life Estimates

As part of the Company’s capital improvement efforts, buildings at certain self-storage facilities were identified for replacement. As a result of the decision to replace these buildings, the Company reassessed the estimated useful lives of the then existing buildings. This useful life reassessment resulted in increases in depreciation expense of approximately $0.2 million, $2.5 million, and $5.8 million in 2022, 2021, and 2020, respectively. The Company estimates that the change in estimated useful lives of buildings identified for replacement as of December 31, 2022 will not have a significant impact on depreciation expense in 2023.

The accelerated depreciation resulting from the events discussed above had minimal impact on basic and diluted earnings per share/unit during 2022 and reduced both basic and diluted earnings per share/unit by approximately $0.03 and $0.08 per share/unit in 2021 and 2020, respectively.

5. UNSECURED LINE OF CREDIT AND TERM NOTES

Borrowings outstanding on our unsecured line of credit and term notes are as follows:

(dollars in thousands )	Dec. 31, 2022	Dec. 31, 2021
Revolving line of credit borrowings	$595,000	$—

Term note due April 8, 2024	175,000	175,000
Senior term note due July 1, 2026	600,000	600,000
Senior term note due December 15, 2027	450,000	450,000
Term note due July 21, 2028	200,000	200,000
Senior term note due June 15, 2029	350,000	350,000
Senior term note due October 15, 2030	400,000	400,000
Senior term note due October 15, 2031	600,000	600,000
Total term note principal balance outstanding	2,775,000	2,775,000
Less: unamortized debt issuance costs	(13,685)	(16,008)
Less: unamortized senior term note discount	(9,683)	(11,154)
Term notes payable	$2,751,632	$2,747,838

Until July 13, 2022, the Company had maintained an unsecured amended credit agreement including a revolving credit facility with a limit of $500 million and a maturity date of March 10, 2023. Such credit agreement provided for interest on the revolving credit facility at a variable annual rate equal to LIBOR plus a margin based on the Company's credit rating and required an annual facility fee on the revolving credit facility which varied based upon the Company's credit rating (at December 31, 2021 the facility fee was 0.15%). The interest rate on the Company's revolving credit facility at December 31, 2021 was approximately 1.05%.

On July 13, 2022, the Company entered into an amended and restated credit facility which replaced the credit facility discussed above. Under this amended credit facility, the Company's revolving credit facility increased to $1.25 billion and the maturity date of such facility was extended to January 13, 2027. The new revolving credit facility bears interest at a variable annual rate equal to Term SOFR plus a 0.10% SOFR adjustment plus a margin based on the Company's credit rating (the margin was 0.775% at December 31, 2022) and requires an annual facility fee on the revolving credit facility which varies based on the Company’s credit rating (the facility fee was 0.15% at December 31, 2022). The interest rate on the Company’s revolving credit facility at December 31, 2022 was approximately 5.20%. At December 31, 2022, there was $654.9 million available on the unsecured line of credit. The Company has the option under this credit facility to increase the total aggregate borrowing capacity to $2.0 billion.

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

The 2031 Senior Notes, the 2030 Senior Notes, the 2029 Senior Notes, the 2027 Senior Notes and the 2026 Senior Notes (collectively the "Senior Notes") are all fully and unconditionally guaranteed by the Parent Company. The indenture under which the Senior Notes were issued restricts the ability of the Company and its subsidiaries to incur debt unless the Company and its consolidated subsidiaries comply with a leverage ratio not to exceed 60% and an interest coverage ratio of more than 1.5:1 on all outstanding debt, after giving effect to the incurrence of the debt. The indenture also restricts the ability of the Company and its subsidiaries to incur secured debt unless the Company and its consolidated subsidiaries comply with a secured debt leverage ratio not to exceed 40% after giving effect to the incurrence of the debt. The indenture also contains other financial and customary covenants, including a covenant not to own unencumbered assets with a value less than 150% of the unsecured indebtedness of the Company and its consolidated subsidiaries. At December 31, 2022, the Company was in compliance with such covenants.

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

The line of credit and term notes require the Company to meet certain financial covenants, measured on a quarterly basis, including prescribed leverage, fixed charge coverage, minimum net worth, limitations on additional indebtedness and limitations on dividend payouts. At December 31, 2022, the Company was in compliance with such covenants.

We believe that if operating results remain consistent with historical levels and levels of other debt and liabilities remain consistent with amounts outstanding at December 31, 2022, the entire availability on the line of credit could be drawn without violating our debt covenants.

The Company’s fixed rate term notes contain a provision that allows for the noteholders to call the debt upon a change of control of the Company at an amount that includes a make whole premium based on rates in effect on the date of the change of control.

Deferred debt issuance costs and the discount on the outstanding term notes are both presented as reductions of term notes in the accompanying consolidated balance sheets at December 31, 2022 and December 31, 2021. Amortization expense related to these deferred debt issuance costs was $3.3 million, $2.5 million and $2.4 million for the periods ended December 31, 2022, 2021 and 2020, respectively, and is included in interest expense in the consolidated statements of operations.

6. MORTGAGES PAYABLE AND DEBT MATURITIES

Mortgages payable at December 31, 2022 and 2021 consist of the following:

(dollars in thousands)	December 31, 2022	December 31, 2021
4.065% mortgage note due April 1, 2023, secured by one self- storage facility with an aggregate net book value of $6.9 million, principal and interest paid monthly (effective interest rate 4.32%)	$3,620	$3,728
5.26% mortgage note due November 1, 2023, secured by one self- storage facility with an aggregate net book value of $7.5 million, principal and interest paid monthly (effective interest rate 5.58%)	3,566	3,650
4.4625% mortgage notes due December 6, 2024, secured by three self- storage facilities with an aggregate net book value of $53.5 million, interest paid monthly with principal due at maturity (effective interest rate 3.30%)	22,169	22,427
4.44% mortgage note due July 6, 2025, secured by one self- storage facility with an aggregate net book value of $13.1 million, principal and interest paid monthly (effective interest rate 4.56%)	6,108	6,228
5.99% mortgage note due May 1, 2026, secured by one self- storage facility with an aggregate net book value of $6.2 million, principal and interest paid monthly (effective interest rate 6.45%)	795	997
Total mortgages payable	$36,258	$37,030

The table below summarizes the Company’s debt obligations at December 31, 2022. The estimated fair value of financial instruments is subjective in nature and is dependent on a number of important assumptions, including discount rates and relevant comparable market information associated with each financial instrument. The fair values of the fixed rate term notes and mortgage notes were estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. These assumptions are considered Level 2 inputs within the fair value hierarchy as described in Note 8. The carrying values of our variable rate debt instruments, if any, approximate their fair values as these debt instruments bear interest at current market rates that approximate market participant rates. This is considered a Level 2 input within the fair value hierarchy. The use of different market assumptions and estimation methodologies may have a material effect on the reported estimated fair value amounts. Accordingly, the estimates presented below are not necessarily indicative of the amounts the Company would realize in a current market exchange.

		Expected Maturity Date Including Discount
(dollars in thousands)	2023	2024	2025	2026	2027	Thereafter	Total	Fair Value
Line of credit—variable rate SOFR + 0.775% (5.20% at December 31, 2022)	$—	$—	$—	$—	$595,000	$—	$595,000	$595,000
Notes Payable:
Term note—fixed rate 4.533%	—	175,000	—	—	—	—	175,000	170,566
Term note—fixed rate 3.50%	—	—	—	600,000	—	—	600,000	554,995
Term note—fixed rate 3.875%	—	—	—	—	450,000	—	450,000	415,811
Term note—fixed rate 3.67%	—	—	—	—	—	200,000	200,000	178,296
Term note—fixed rate 4.00%	—	—	—	—	—	350,000	350,000	315,228
Term note—fixed rate 2.20%	—	—	—	—	—	400,000	400,000	307,559
Term note—fixed rate 2.40%	—	—	—	—	—	600,000	600,000	448,673
Mortgage note—fixed rate 4.065%	3,620	—	—	—	—	—	3,620	3,583
Mortgage note—fixed rate 5.26%	3,566	—	—	—	—	—	3,566	3,506
Mortgage notes—fixed rate 4.4625%	—	22,169	—	—	—	—	22,169	20,706
Mortgage notes—fixed rate 4.44%	126	131	5,851	—	—	—	6,108	5,809
Mortgage note—fixed rate 5.99%	216	229	243	107	—	—	795	788
Total	$7,528	$197,529	$6,094	$600,107	$1,045,000	$1,550,000	$3,406,258

7. DERIVATIVE FINANCIAL INSTRUMENTS

In 2015 and 2016, the Company entered into forward starting interest rate swap agreements to hedge the risk of changes in the interest-related cash flows associated with the potential issuance of fixed rate long-term debt. In conjunction with the issuance of the 2026 Senior Notes (see Note 5), the Company terminated these hedges and settled the forward starting swap agreements for approximately $9.2 million. The $9.2 million has been deferred in AOCL and is being amortized as additional interest expense over the 10-year term of the 2026 Senior Notes or until such time as interest payments on the 2026 Senior Notes are no longer probable. The Company expects to record $0.9 million of interest expense in 2023 as a result of the amortization of the amount deferred in AOCL related to these forward starting interest rate swap agreements.

The changes in AOCL for the years ended December 31, 2022, 2021, and 2020 are summarized as follows:

(dollars in thousands)	2022	2021	2020
Accumulated other comprehensive loss beginning of period	$(4,124)	$(5,041)	$(5,958)
Realized loss reclassified from accumulated other comprehensive loss to interest expense	917	917	917
Accumulated other comprehensive loss end of period	$(3,207)	$(4,124)	$(5,041)

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

There are no assets or liabilities carried at fair value measured on a recurring basis on the consolidated balance sheets at December 31, 2022 and 2021.

9. STOCK BASED COMPENSATION

The Company established the 2015 Award and Option Plan (the “2015 Plan”) for the purpose of attracting and retaining the Company’s executive officers and other key employees. There are 841,500 shares authorized for issuance under the 2015 Plan. The exercise price for qualified incentive stock options must be at least equal to the fair market value of the common shares at the date of grant. As of December 31, 2022, there were no options outstanding under the 2015 Plan and options for 71,337 shares of common stock were available for future issuance. The Company may also grant other stock-based awards under the 2015 Plan, including restricted stock and performance-based awards.

The Company also established the 2009 Outside Directors’ Stock Option and Award Plan (the “2009 Directors’ Plan”) for the purpose of attracting and retaining the services of experienced and knowledgeable outside directors. Prior to April 1, 2016, the 2009 Directors’ Plan provided for the granting of options to purchase shares of common stock to eligible directors. The issuance of stock options to directors was discontinued in 2016. In addition, each outside director received non-vested shares annually equal to 80% of the annual fees paid to them. As of December 31, 2022, options for 19,500 common shares were outstanding under the 2009 Directors’ Plan.

The 2009 Directors’ Plan expired on May 21, 2020 and was replaced by the 2020 Outside Directors’ Stock Award Plan (the “2020 Directors’ Plan”) which provides for the issuance of shares of restricted stock to eligible directors. Such non-vested shares vest over a one-year period. Dividends payable with respect to the restricted stock are accumulated during the vesting period and paid to the respective directors only upon vesting of the restricted stock. There are 150,000 shares authorized for issuance under the 2020 Directors’ Plan. During 2022, 3,868 non-vested shares were issued to outside directors and certain directors elected to defer a total of 2,901 shares. As of December 31, 2022, 125,041 shares of common stock were available for future issuance. As of December 31, 2022, 19,005 of non-vested shares were outstanding under the 2020 Directors’ Plan.

A summary of the Company’s stock option activity and related information for the years ended December 31 follows:

	2022		2021		2020
	Options	Weighted average exercise price	Options	Weighted average exercise price	Options	Weighted average exercise price
Outstanding at beginning of year:	24,750	$52.09	24,750	$52.09	24,750	$52.09
Granted	—	—	—	—	—	—
Exercised	(5,250)	32.95	—	—	—	—
Adjusted / (forfeited)	—	—	—	—	—	—
Outstanding at end of year	19,500	$57.24	24,750	$52.09	24,750	$52.09
Exercisable at end of year	19,500	$57.24	24,750	$52.09	24,750	$52.09

A summary of the Company’s stock options outstanding at December 31, 2022 follows:

	Outstanding		Exercisable
Exercise Price Range	Options	Weighted average exercise price	Options	Weighted average exercise price
$40.00 – $49.99	3,000	$46.60	3,000	$46.60
$50.00 – $61.05	16,500	$59.17	16,500	$59.17
Total	19,500	$57.24	19,500	$57.24
Intrinsic value of outstanding stock options at December 31, 2022				$804,590
Intrinsic value of exercisable stock options at December 31, 2022				$804,590

The intrinsic value of stock options exercised during the year ended December 31, 2022 was $0.5 million.

Proceeds from stock options exercised during the year ended December 31, 2022 totaled $0.2 million.

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock at December 31, 2022, or the price on the date of exercise for those exercised during the year. The weighted average remaining contractual life of all outstanding options, which are all exercisable, is 1.9 years.

Non-vested stock

The Company has also issued shares of non-vested stock to employees which vest over two- to eight-year periods. During the restriction period, the non-vested shares may not be sold, transferred, or otherwise encumbered. The holder of the non-vested shares has all rights of a holder of common shares, including the right to vote and receive dividends. For issuances of non-vested stock during the year ended December 31, 2022, the fair market value of the non-vested stock on the date of grant ranged from $107.20 to $149.73. During 2022, 54,270 shares of non-vested stock were issued to employees and directors with an aggregate fair value of $6.4 million. The Company charges the fair value ratably to expense over the vesting period. The Company uses the average of the high and low price of its common stock on the date the award is granted as the fair value for non-vested stock awards that do not have a market condition.

A summary of the status of unvested shares of stock issued to employees and directors as of and during the years ended December 31 follows:

	2022		2021		2020
	Non-vested Shares	Weighted average grant date fair value	Non-vested Shares	Weighted average grant date fair value	Non-vested Shares	Weighted average grant date fair value
Unvested at beginning of year:	149,487	$84.21	154,770	$66.62	147,723	$63.07
Granted	54,270	117.28	55,433	114.61	60,288	71.70
Vested	(45,244)	79.00	(60,716)	67.14	(45,767)	63.10
Forfeited	(4,000)	85.65	—	—	(7,474)	59.06
Unvested at end of year	154,513	$97.31	149,487	$84.21	154,770	$66.62

Compensation expense of $8.4 million, $6.6 million, and $4.6 million was recognized for the vested portion of non-vested stock grants in 2022, 2021, and 2020, respectively. The fair value of non-vested stock that vested during 2022, 2021, and 2020 was $3.6 million, $4.1 million, and $2.9 million, respectively. The total unrecognized compensation cost related to non-vested stock was $12.3 million at December 31, 2022, and the remaining weighted-average period over which this expense will be recognized was 3.8 years.

Performance-based awards

During 2022, 2021 and 2020, the Company granted performance-based awards that entitle the recipients to earn up to 54,804, 53,034 and 70,272 shares, respectively, if certain performance criteria are achieved over a three-year period. The actual number of shares to be issued will be determined at the end of the three-year period. The Company issued 38,110, 53,680, and 53,541 performance-based shares in 2022, 2021, and 2020, respectively. The performance-based shares issued are based upon the Company’s performance over a three-year period depending on the Company’s total shareholder return relative to a group of peer companies. Performance-based awards are recognized as compensation expense based on the fair value of the awards on the date of grant, the number of shares ultimately expected to vest and the vesting period of the awards. For accounting purposes, the performance shares are considered to have a market condition. The effect of the market condition is reflected in the grant date fair value of the award and thus, compensation expense is recognized on this type of award provided that the requisite service is rendered (regardless of whether the market condition is achieved). The Company estimated the fair value of each performance-based award granted under the Plans on the date of grant using a Monte Carlo simulation that uses the assumptions discussed in Note 2.

During 2022, compensation expense of $3.3 million (included in the $8.4 million discussed above) was recognized for performance awards granted in 2022 and prior. The total unrecognized compensation cost related to non-vested performance awards was $5.1 million at December 31, 2022 and the weighted-average period over which this expense will be recognized is 2.3 years.

Deferred compensation plan for Directors

Under the Deferred Compensation Plan for Directors, non-employee Directors may defer all or part of their Directors’ fees that are otherwise payable in cash. Directors’ fees that are deferred under this plan are credited to each Directors’ account under the plan in the form of Units. The number of Units credited is determined by dividing the amount of Directors’ fees deferred by the closing price of the Company’s Common Stock on the New York Stock Exchange on the day immediately preceding the day upon which Directors’ fees otherwise would be paid by the Company. A Director is credited with additional Units for dividends on the shares of Common Stock represented by Units in such Directors’ account. A Director may elect to receive the shares in a lump sum on a date specified by the Director or in quarterly or annual installments over a specified period and commencing on a specified date. The Directors may not elect to receive cash in lieu of shares. Under this plan there were a total of 29,535 units outstanding at December 31, 2022. During 2022 and 2021, non-employee directors elected to defer fees totaling $116,800 and $117,000, respectively. No fees were elected to be deferred by any non-employee Directors in 2020.

10. RETIREMENT PLAN

Employees of the Company qualifying under certain age and service requirements are eligible to be a participant in a 401(k) Plan sponsored by the Company. The Company contributes to the Plan at the rate of 33% of the first 5% of gross wages that the employee contributes. Total expense to the Company was approximately $1,207,000, $1,046,000, and $926,000 for the years ended December 31, 2022, 2021, and 2020, respectively.

11. INVESTMENT IN JOINT VENTURES

A summary of the Company’s unconsolidated joint ventures is as follows:

Venture	Number of Properties at December 31, 2022	Company common ownership interest	Carrying value of investment at December 31, 2022	Carrying value of investment at December 31, 2021
Sovran HHF Storage Holdings LLC (“Sovran HHF”)[1]	37	20%	$63.6 million	$58.7 million
Sovran HHF Storage Holdings II LLC (“Sovran HHF II”)[2]	22	15%	($2.4 million)	($2.4 million)
Life Storage-HIERS Storage LLC (“HIERS”)	17	20%	$13.7 million	$13.9 million
191 V Life Storage Holdings LLC ("191 V")[3]	17	20%	$27.5 million	$27.4 million
GII Life Storage Holdings LLC ("GII")[4]	13	35%	$48.6 million	$51.5 million
LS HF8 ComRef LLC ("HF8")[5]	3	20%	$11.9 million	—
LS HF9 ComRef Texas LLC ("HF9")[6]	4	20%	$13.7 million	—
Life Storage HHF Wasatch Holdings LLC ("Wasatch")[7]	15	20%	$52.8 million	—
Iskalo Office Holdings, LLC (“Iskalo”)[8]	N/A	49%	($2.3 million)	($2.4 million)
Life Storage Spacemax, LLC ("Spacemax")[9]	6	40%	$13.7 million	$14.5 million
Life Storage 898 McDonald LLC ("McDonald")[10]	—	0%	—	$30.0 million
Life Storage ArrowMark Venture LLC ("ArrowMark Venture")[11]	N/A	50%	$5.9 million	$1.5 million
Joint ventures with properties in development stage[12]	5	Various	$16.1 million	$3.8 million
Other unconsolidated joint ventures	6	Various	$7.6 million	$11.7 million

1.
In September 2020, the Company acquired 17 self-storage facilities and related assets from Sovran HHF for total consideration of $175.2 million, which is net of the Company’s share of Sovran HHF’s gain resulting from the transaction. In connection with this transaction, non-recourse loans with principal balances totaling $34.0 million were settled. Also in September 2020, Sovran HHF sold four self-storage facilities to an unrelated third-party for total consideration of $42.3 million, resulting in a gain on sale of $2.1 million. In June 2022, Sovran HHF acquired on additional self-storage facility for cash consideration of $33.4 million. The Company made an additional contribution of $6.7 million as the Company's share of this transaction. As of December 31, 2022, the carrying value of the Company’s investment in Sovran HHF exceeds its share of the underlying equity in net assets of Sovran HHF by approximately $1.7 million as a result of the capitalization of certain acquisition related costs in 2008. This difference is included in the carrying value of the investment.
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
4.
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
5.
In August 2022, the Company executed a joint venture agreement, LS HF8 ComRef LLC, with an unrelated third-party with the purpose of acquiring and operating self-storage facilities. In October 2022, HF8 acquired three self-storage facilities for a total contractual purchase price of $59.0 million. During 2022, the Company contributed $12.0 million to HF8 as the Company's share of the initial capital investment in the joint venture.
6.
In October 2022, the Company executed a joint venture agreement, LS HF9 ComRef Texas LLC, with an unrelated third-party with the purpose of acquiring and operating self-storage facilities. In October 2022, HF9 acquired four self-storage facilities for a total contractual purchase price of $67.5 million. During 2022, the Company contributed $13.8 million to HF9 as the Company's share of the initial capital investment in the joint venture.
7.
In July 2022, the Company executed a joint venture agreement, Life Storage HHF Wasatch Holdings LLC, with an unrelated third-party with the purpose of acquiring and operating self-storage facilities. In September 2022, Wasatch acquired 15 self-storage facilities for a total contractual purchase price of $262.0 million. During 2022, the Company contributed $53.4 million to Wasatch as the Company's share of the initial capital investment in the joint venture. At December 31, 2022, the joint venture was under contract to acquire one additional self-storage facility for an aggregate purchase price of $22.5 million.
8.
Iskalo owns the building that houses the Company’s headquarters. The Company paid rent to Iskalo of $1.5 million, $1.5 million, and $1.3 million during 2022, 2021, and 2020, respectively.
9.
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
10.
In September 2021, the Company made an additional investment of $27.3 million in McDonald (formerly SNL/Orix 1200 McDonald Ave., LLC) which increased the Company's ownership interest in McDonald from 5% to 86%. In April 2022, the Company purchased the remaining equity interest in McDonald for total consideration of $5.2 million. The allocated purchase price of McDonald also includes the carrying value of the Company's investment in McDonald at the date of acquisition, which totaled $30.2 million. See Note 4 for additional information regarding this transaction.
11.
In October 2021, the Company executed a joint venture agreement, Life Storage ArrowMark Venture LLC, with the purpose of arranging and originating mortgage loans to owners of self-storage facilities throughout the United States. During 2022 and 2021, the Company contributed $4.2 million and $1.6 million, respectively, to ArrowMark Venture as the Company's share of the funding of mortgage loans to third-parties.
12.
The Company has entered into five separate joint ventures, four of which are developing self-storage facilities in the New York City market and one of which is developing a self-storage facility in the Tampa, FL, market. The Company has contributed an aggregate total of $12.4 million as its share of capital to these joint ventures.

In addition to the joint venture activity in the preceding table, in 2021, the Company acquired a self-storage facility and related assets from SNL Orix Merrick LLC ("Merrick"), an unconsolidated joint venture in which the Company held a 5% ownership interest, for total consideration of $47.9 million, which is net of the Company's share of Merrick's gain resulting from the transaction. In connection with this transaction, all non-recourse loans held by Merrick were settled. See Note 4 for additional information regarding this transaction.

Additionally, Life Storage SERS Storage LLC ("SERS") owned three self-storage facilities which the Company acquired in September 2021 for total consideration of $51.7 million, which is net of the Company's share of SERS's gain resulting from the transaction. In connection with this transaction, all non-recourse loans held by SERS were settled. As SERS no longer operates any self-storage facilities, the Company received a distribution of $2.8 million in September 2021 as the Company's return of its remaining investment in SERS. SERS was dissolved in 2022.

Based on the facts and circumstances of each of the Company’s joint ventures, the Company has determined that one of the joint ventures at December 31, 2022 is a variable interest entity (“VIE”) in accordance with ASC 810, “Consolidation.” The Company has consolidated that joint venture as it was determined that the Company has substantive participation rights over the activities as stipulated in the joint venture agreement and is the primary beneficiary of the joint venture. The Company used the voting model under ASC 810 to determine whether or not to consolidate the remaining joint ventures. Based upon each member’s substantive participation rights over the activities as stipulated in the joint venture agreements, none of the joint ventures evaluated under the voting model are consolidated by the Company. Due to the Company’s significant influence over the operations of each of the joint ventures, all above joint ventures are accounted for under the equity method of accounting.

The carrying values of the Company’s investments in joint ventures are assessed for other-than-temporary impairment on a periodic basis and no such impairments have been recorded on any of the Company’s investments in joint ventures.

As property manager of the self-storage facilities owned by each of the operational joint ventures, the Company earns management and/or call center fees based on a percentage of joint venture gross revenues. These fees earned from joint ventures, which are included in other operating income in the consolidated statements of operations, totaled $11.1 million, $8.2 million and $8.5 million in 2022, 2021 and 2020, respectively.

The Company’s share of the unconsolidated joint ventures’ income (loss) is as follows:

(dollars in thousands) Venture	Year Ended December 31, 2022	Year Ended December 31, 2021	Year Ended December 31, 2020
Sovran HHF	$4,271	$3,270	$3,743
Sovran HHF II	2,185	1,627	1,884
191 V	1,618	(280)	—
Other unconsolidated joint ventures	1,161	1,079	(789)
	$9,235	$5,696	$4,838

The Company does not guarantee the debt of any of its equity method investees.

We do not expect to have material future cash outlays relating to these joint ventures outside our share of capital for future acquisitions of self-storage facilities, our share of capital for the origination of nonrecourse loans by ArrowMark Venture, our share of capital required for the development of properties under construction, and our share of the payoff of secured debt held by these joint ventures.

A summary of our revenues, expenses and cash flows arising from the off-balance sheet arrangements with unconsolidated joint ventures for the three years ended December 31, 2022 are as follows:

	Year ended December 31,
(dollars in thousands)	2022	2021	2020
Operating activities
Other operating income (management fees and acquisition fee income)	$12,785	$10,017	$8,694
General and administrative expenses (corporate office rent)	1,541	1,494	1,269
Equity in income of joint ventures	9,235	5,696	4,838
Distributions from unconsolidated joint ventures	17,628	13,866	14,098
(Advances to) receipts from joint ventures, net	(1,229)	731	(95)
Investing activities
Investment in unconsolidated joint ventures	(105,884)	(113,465)	(26,383)
Return of investment in unconsolidated joint ventures	5,060	37,584	28,008
Gain on sale of investments in unconsolidated joint ventures	1,572	—	—

12. SHAREHOLDERS’ EQUITY

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

During 2022, the Company issued 1,352,833 shares of common stock under the Equity Programs at a weighted average issue price of $135.22, generating net proceeds of $180.8 million after deducting $1.8 million of sales commissions paid to the sales agents as well as other expenses of $0.3 million. The Company used such proceeds primarily to fund a portion of the 50 self-storage facilities acquired in 2022.

During 2021, the Company issued 6,365,971 shares of common stock under the Equity Programs at a weighted average issue price of $106.51, generating net proceeds of $670.3 million after deducting $6.8 million of sales commissions paid to the sales agents, as well as other expenses of $0.9 million. The Company used such proceeds primarily to fund a portion of the 112 self-storage facilities acquired in 2021.

During 2020, the Company issued 4,091,666 shares of common stock under the Equity Programs at a weighted average issue price of $73.16, generating net proceeds of $296.0 million after deducting $3.0 million of sales commissions paid to the sales agents, as well as other expenses of $0.3 million. The Company used such proceeds primarily to fund a portion of the 40 self-storage facilities acquired in 2020.

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

On August 2, 2017, the Company’s Board of Directors authorized the repurchase of up to $200 million of the Company’s outstanding common shares (“Buyback Program”). The Buyback Program allows the Company to purchase shares of its common stock in accordance with applicable securities laws on the open market, through privately negotiated transactions, or through other methods of acquiring shares. The Buyback Program may be suspended or discontinued at any time. The Company did not repurchase any outstanding common shares under the Buyback Program in 2022, 2021, or 2020.

In 2013, the Company implemented a Dividend Reinvestment Plan which was suspended by the Company's Board of Directors in 2017. As a result, the Company did not issue any shares under the Dividend Reinvestment Plan during 2022, 2021, or 2020.

13. SUPPLEMENTARY QUARTERLY FINANCIAL DATA (UNAUDITED)

The following is a summary of quarterly results of Life Storage, Inc. operations for the years ended December 31, 2022 and 2021 (dollars in thousands, except per share data):

	2022 Quarter Ended
	Mar. 31	Jun. 30	Sept. 30	Dec. 31
Operating revenue	$233,490	$257,046	$272,954	$274,676
Net income	75,418	94,377	100,744	95,923
Net income attributable to common shareholders	73,575	92,264	98,505	93,784
Net income per share attributable to common shareholders
Basic	$0.88	$1.09	$1.16	$1.10
Diluted	$0.88	$1.09	$1.16	$1.10

	2021 Quarter Ended
	Mar. 31	Jun. 30	Sept. 30	Dec. 31
Operating revenue	$171,887	$187,262	$208,256	$221,159
Net income	47,592	57,765	71,051	75,767
Net income attributable to common shareholders	47,383	57,516	70,274	74,145
Net income per share attributable to common shareholders
Basic	$0.63	$0.75	$0.89	$0.90
Diluted	$0.63	$0.74	$0.89	$0.90

The following is a summary of quarterly results of Life Storage LP operations for the years ended December 31, 2022 and 2021 (dollars in thousands, except per unit data):

	2022 Quarter Ended
	Mar. 31	Jun. 30	Sept. 30	Dec. 31
Operating revenue	$233,490	$257,046	$272,954	$274,676
Net income	75,418	94,377	100,744	95,923
Net income attributable to common unitholders	73,575	92,264	98,505	93,784
Net income per unit attributable to common unitholders
Basic	$0.88	$1.09	$1.16	$1.10
Diluted	$0.88	$1.09	$1.16	$1.10

	2021 Quarter Ended
	Mar. 31	Jun. 30	Sept. 30	Dec. 31
Operating revenue	$171,887	$187,262	$208,256	$221,159
Net income	47,592	57,765	71,051	75,767
Net income attributable to common unitholders	47,383	57,516	70,274	74,145
Net income per unit attributable to common unitholders
Basic	$0.63	$0.75	$0.89	$0.90
Diluted	$0.63	$0.74	$0.89	$0.90

See Note 2 for discussion of the Company’s three-for-two distribution of common stock announced by the Company on January 4, 2021. See Note 4 for a discussion of the depreciation resulting from the change in estimated useful lives of buildings identified for replacement at certain of the Company’s self-storage facilities. See Note 5 for financing transactions entered into in 2022 and 2021.
14. COMMITMENTS AND CONTINGENCIES

The Company’s current practice is to conduct environmental investigations in connection with property acquisitions. At this time, the Company is not aware of any environmental contamination of any of its facilities that individually or in the aggregate would be material to the Company’s overall business, financial condition, or results of operations.

At December 31, 2022 the Company has approximately $21.8 million of operating lease commitments, excluding variable consideration. Future minimum lease payments on land and building leases related to self-storage facilities and the lease of the Company’s headquarters are as follows (dollars in thousands):

Year ending December 31:
2023	$2,663
2024	2,584
2025	2,402
2026	2,483
2027	2,524
Thereafter	9,173
Total	$21,829

At December 31, 2022, the Company was under contract to acquire four self-storage facilities for an aggregate purchase price of $70.8 million. The purchases of these self-storage facilities are subject to customary conditions to closing, and there is no assurance that these facilities will be acquired.

At December 31, 2022, one of the Company's unconsolidated joint ventures was under contract to acquire one self-storage facility for a purchase price of $22.5 million, of which the Company's contribution is $4.5 million. The purchase of this self-storage facility is subject to customary conditions to closing, and there is no assurance that this facility will be acquired.

At December 31, 2022, the Company has signed contracts in place with third-party contractors for expansion and enhancements at its existing facilities. The Company expects to pay $33.4 million under these contracts in 2023.

15. SUBSEQUENT EVENTS

On January 3, 2023, the Company declared a quarterly dividend of $1.20 per common share. The dividend was paid on January 26, 2023 to shareholders of record on January 13, 2023. The total dividend paid amounted to $102.0 million.

During February 2023, holders of 2,332,706 preferred noncontrolling redeemable Operating Partnership Units elected to convert their preferred Units to common noncontrolling redeemable Operating Partnership Units. A total of 561,063 common noncontrolling redeemable Operating Partnership Units with an aggregate value of $58.6 million were issued as part of this conversion.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Controls and Procedures (Parent Company)

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

The Parent Company’s management conducted an evaluation of the effectiveness of the design and operation of the Parent Company’s disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), under the supervision of and with the participation of the Parent Company’s management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, the Parent Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Parent Company’s disclosure controls and procedures were effective at December 31, 2022. There have not been changes in the Parent Company’s internal controls or in other factors that could significantly affect these controls during the quarter ended December 31, 2022.

Management’s Report on Life Storage, Inc. Internal Control Over Financial Reporting

Management of Life Storage, Inc. (the “Parent Company”) is responsible for establishing and maintaining adequate internal control over financial reporting, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2022. The Parent Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Parent Company’s system of internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Parent Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Parent Company are being made only in accordance with authorizations of management and directors of the Parent Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Parent Company’s assets that could have a material effect on the financial statements.

The Parent Company’s management performed an assessment of the effectiveness of the Parent Company’s internal control over financial reporting as of December 31, 2022 based upon criteria in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (“COSO”). Based on our assessment, management determined that the Parent Company’s internal control over financial reporting was effective as of December 31, 2022 based on the criteria in Internal Control-Integrated Framework issued by COSO.

The effectiveness of the Parent Company’s internal control over financial reporting as of December 31, 2022 has been audited by Ernst & Young LLP (PCAOB ID: 42), an independent registered public accounting firm, as stated in their report which is included in Item 9A herein.

/S/ Joseph V. Saffire	/S/ Alexander Gress
Chief Executive Officer	Chief Financial Officer

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Life Storage, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Life Storage, Inc.’s internal control over financial reporting as of December 31, 2022, based on criteria established in the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Life Storage, Inc. (the Parent Company) maintained, in all material respects, effective internal control over financial reporting at December 31, 2022, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Parent Company as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and financial statement schedule listed in the index at Item 15(a)(2) and our report dated February 24, 2023 expressed an unqualified opinion thereon.

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

February 24, 2023

Controls and Procedures (Operating Partnership)

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

The Operating Partnership’s management conducted an evaluation of the effectiveness of the design and operation of the Operating Partnership’s disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), under the supervision of and with the participation of the Operating Partnership’s management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, the Operating Partnership’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Operating Partnership’s disclosure controls and procedures were effective at December 31, 2022. There have not been changes in the Operating Partnership’s internal controls or in other factors that could significantly affect these controls during the quarter ended December 31, 2022.

Management’s Report on Life Storage LP Internal Control Over Financial Reporting

Management of Life Storage LP (the “Operating Partnership”) is responsible for establishing and maintaining adequate internal control over financial reporting, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2022. The Operating Partnership’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Operating Partnership’s system of internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Operating Partnership; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Operating Partnership are being made only in accordance with authorizations of management and directors of the Operating Partnership; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Operating Partnership’s assets that could have a material effect on the financial statements.

The Operating Partnership’s management performed an assessment of the effectiveness of the Operating Partnership’s internal control over financial reporting as of December 31, 2022 based upon criteria in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (“COSO”). Based on our assessment, management determined that the Operating Partnership’s internal control over financial reporting was effective as of December 31, 2022 based on the criteria in Internal Control-Integrated Framework issued by COSO.

The effectiveness of the Operating Partnership’s internal control over financial reporting as of December 31, 2022 has been audited by Ernst & Young LLP (PCAOB ID: 42), an independent registered public accounting firm, as stated in their report which is included in Item 9A herein.

/S/ Joseph V. Saffire	/S/ Alexander Gress
Chief Executive Officer	Chief Financial Officer

Report of Independent Registered Public Accounting Firm

To the Partners and the Board of Directors of Life Storage LP

Opinion on Internal Control Over Financial Reporting

We have audited Life Storage LP’s internal control over financial reporting as of December 31, 2022, based on criteria established in the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Life Storage LP (the Operating Partnership) maintained, in all material respects, effective internal control over financial reporting at December 31, 2022, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Operating Partnership as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income, partners’ capital and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and financial statement schedule listed in the index at Item 15(a)(2) and our report dated February 24, 2023 expressed an unqualified opinion thereon.

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

February 24, 2023

Item 9B. Other Information

None

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

The information contained in the Parent Company’s Proxy Statement for the 2023 Annual Meeting of Shareholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2022 (“2023 Proxy Statement”), with respect to directors, executive officers, audit committee, and audit committee financial experts of the Company and Section 16(a) beneficial ownership reporting compliance, is incorporated herein by reference in response to this item.

The Company has adopted a code of ethics that applies to all of its directors, officers, and employees. The Company has made the Code of Ethics available on its website at http://www.lifestorage.com.

Item 11. Executive Compensation

The information required is incorporated by reference to “Executive Compensation” and “Director Compensation” in the 2023 Proxy Statement and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required herein is incorporated by reference to “Stock Ownership By Directors and Executive Officers” and “Security Ownership of Certain Beneficial Owners” in the 2023 Proxy Statement and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required herein is incorporated by reference to “Certain Transactions” and “Election of Directors—Director Independence” in the 2023 Proxy Statement and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information required herein is incorporated by reference to “Appointment of Independent Registered Public Accounting Firm” in the 2023 Proxy Statement and is incorporated herein by reference.

Part IV

Item 15. Exhibits, Financial Statement Schedules

(a)
Documents filed as part of this Annual Report on Form 10-K:
1.
The following consolidated financial statements of Life Storage, Inc. are included in Item 8.
(i)
Consolidated Balance Sheets as of December 31, 2022 and 2021;
(ii)
Consolidated Statements of Operations for Years Ended December 31, 2022, 2021 and 2020;
(iii)
Consolidated Statements of Comprehensive Income for Years Ended December 31, 2022, 2021 and 2020;
(iv)
Consolidated Statements of Shareholders’ Equity for Years Ended December 31, 2022, 2021 and 2020;
(v)
Consolidated Statements of Cash Flows for Years Ended December 31, 2022, 2021 and 2020; and
(vi)
Notes to Consolidated Financial Statements.

The following consolidated financial statements of Life Storage LP are included in Item 8.

(i)
Consolidated Balance Sheets as of December 31, 2022 and 2021;
(ii)
Consolidated Statements of Operations for Years Ended December 31, 2022, 2021 and 2020;
(iii)
Consolidated Statements of Comprehensive Income for Years Ended December 31, 2022, 2021 and 2020;
(iv)
Consolidated Statements of Partners’ Capital for Years Ended December 31, 2022, 2021 and 2020;
(v)
Consolidated Statements of Cash Flows for Years Ended December 31, 2022, 2021 and 2020; and
(vi)
Notes to Consolidated Financial Statements.
2.
The following financial statement Schedule as of the period ended December 31, 2022 is included in this Annual Report on Form 10-K.

Schedule III Real Estate and Accumulated Depreciation at December 31, 2022.

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

4.12

Fourth Supplemental Indenture, dated as of September 23, 2020, among the Parent Company, the Operating Partnership and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.1 to the Parent Company and Operating Partnership’s Current Report on Form 8-K filed September 23, 2020).

4.13	Form of Note representing the Notes (incorporated by reference to Exhibit 4.2 to the Parent Company and Operating Partnership’s Current Report on Form 8-K filed September 23, 2020).

4.14	Form of Guarantee (included in Exhibit 4.13).

4.15

Fifth Supplemental Indenture, dated as of October 7, 2021, among the Parent Company, the Operating Partnership and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.1 to the Parent Company and Operating Partnership's Current Report on Form 8-K filed October 8, 2021).

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

10.4

Eighth Amended and Restated Revolving Credit Agreement dated as of July 13, 2022 among the Parent Company and the Operating Partnership, certain financial institutions a party thereto or which may become a party thereto (the "Lenders"), Manufacturers and Traders Trust Company, as administrative agent, and various other parties as joint lead arrangers, joint bookrunners, syndication agents and documentation agents (incorporated by reference to Exhibit 10.1 to the Parent Company and the Operating Partnership's Current Report on Form 8-K filed July 15, 2022).

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

10.15+

Amendment to Employment Agreement and Retirement Agreement by and among the Parent Company, the Operating Partnership and Andrew J. Gregoire, dated October 25, 2022 (incorporated by reference to Exhibit 10.1 to the Parent Company and Operating Partnership's Current Report on Form 8-K filed October 25, 2022).

10.16+

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

10.18+

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

10.20+

Amended and Restated Employment Agreement by and among the Parent Company, the Operating Partnership and Alexander Gress, dated January 2, 2023 (incorporated by reference to Exhibit 10.1 to the Parent Company and Operating Partnership's Current Report on Form 8-K filed January 3, 2023).

10.21+

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

10.24+	Form of Performance-Based Award Notice (incorporated by reference to Exhibit 10.2 to the Parent Company and the Operating Partnership’s Current Report on Form 8-K filed December 19, 2019).
10.25+	Form of Long Term Restricted Stock Award Notice (incorporated by reference to Exhibit 10.1 to the Parent Company and Operating Partnership’s Current Report on Form 8-K filed December 18, 2020).
10.26+	Form of Performance-Based Award Notice (incorporated by reference to Exhibit 10.2 to the Parent Company and Operating Partnership’s Current Report on Form 8-K filed December 18, 2020).
10.27+	Form of Long Term Restricted Stock Award Notice (incorporated by reference to Exhibit 10.1 to the Parent Company and Operating Partnership’s Current Report on Form 8-K filed December 20, 2021).
10.28+	Form of Performance-Based Award Notice (incorporated by reference to Exhibit 10.2 to the Parent Company and Operating Partnership’s Current Report on Form 8-K filed December 20, 2021).
10.29+	Form of Long Term Restricted Stock Award Notice (incorporated by reference to Exhibit 10.1 to the Parent Company and Operating Partnershp's Current Report on Form 8-K filed December 16, 2022).
10.30+	Form of Performance-Based Award Notice (incorporated by reference to Exhibit 10.2 to the Parent Company and Operating Partnership's Current Report on Form 8-K filed December 16, 2022).
10.31

Form of Equity Distribution Agreement, dated August 11, 2022, by and among the Parent Company, the Operating Partnership, Life Storage Holdings, Inc., the Sales Agents, the Forward Sellers and the Forward Purchasers (incorporated by reference to Exhibit 1.1 of the Parent Company and Operating Partnership’s Current Report on Form 8-K filed August 11, 2022).

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

101*

The following financial statements from Life Storage, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2022, formatted in inline XBRL, as follows:

(i) Consolidated Balance Sheets at December 31, 2022 and 2021;

(ii) Consolidated Statements of Operations for Years Ended December 31, 2022, 2021 and 2020;

(iii) Consolidated Statements of Comprehensive Income for Years Ended December 31, 2022, 2021 and 2020;

(iv) Consolidated Statements of Shareholders’ Equity for Years Ended December 31, 2022, 2021 and 2020;

(v) Consolidated Statements of Cash Flows for Years Ended December 31, 2022, 2021 and 2020; and

(vi) Notes to Consolidated Financial Statements.

The following financial statements from Life Storage LP’s Annual Report on Form 10-K for the year ended December 31, 2022, formatted in inline XBRL, as follows:

(i) Consolidated Balance Sheets at December 31, 2022 and 2021;

(ii) Consolidated Statements of Operations for Years Ended December 31, 2022, 2021 and 2020;

(iii) Consolidated Statements of Comprehensive Income for Years Ended December 31, 2022, 2021 and 2020;

(iv) Consolidated Statements of Partners’ Capital for Years Ended December 31, 2022, 2021 and 2020;

(v) Consolidated Statements of Cash Flows for Years Ended December 31, 2022, 2021 and 2020; and

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

February 24, 2023	LIFE STORAGE, INC.

	By:	/s/ Alexander Gress
Alexander Gress Chief Financial Officer (Principal Accounting Officer)

February 24, 2023		LIFE STORAGE LP

	By:	/s/ Alexander Gress
Alexander Gress Chief Financial Officer (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Mark G. Barberio	Chair of Board and Director of Life Storage, Inc.	February 24, 2023
Mark G. Barberio

/s/ Joseph V. Saffire	Chief Executive Officer (Principal Executive Officer) and	February 24, 2023
Joseph V. Saffire	Director of Life Storage, Inc. and Life Storage Holdings, Inc., general partner of Life Storage LP

/s/ Alexander Gress	Chief Financial Officer (Principal Financial and Accounting	February 24, 2023
Alexander Gress	Officer) of Life Storage, Inc. and Life Storage Holdings, Inc., general partner of Life Storage LP

/s/ Stephen R. Rusmisel	Director of Life Storage, Inc.	February 24, 2023
Stephen R. Rusmisel

/s/ Arthur L. Havener, Jr.	Director of Life Storage, Inc.	February 24, 2023
Arthur L. Havener, Jr.

/s/ Dana Hamilton	Director of Life Storage, Inc.	February 24, 2023

Dana Hamilton

/s/ Edward J. Pettinella	Director of Life Storage, Inc.	February 24, 2023

Edward J. Pettinella

/s/ David L. Rogers	Director of Life Storage, Inc.	February 24, 2023

David L. Rogers

/s/ Susan S. Harnett	Director of Life Storage, Inc.	February 24, 2023

Susan S. Harnett

Life Storage, Inc. and Life Storage LP

Schedule III

Combined Real Estate and Accumulated Depreciation

(in thousands)

December 31, 2022

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition	Gross Amount at Which Carried at Close of Period						Life on which depreciation
				Building,	Building,		Building,					in latest
				Equipment	Equipment		Equipment					income
New		Encum		and	and		and		Accum.	Date of	Date	statement
Description	ST	brance	Land	Impvmts.	Impvmts.	Land	Impvmts.	Total	Deprec.	Const.	Acquired	is computed
Charleston	SC		$416	$1,516	$2,566	$416	$4,082	$4,498	$2,196	1985	6/26/1995	5 to 40 years
Lakeland	FL		397	1,424	1,808	397	3,232	3,629	1,795	1985	6/26/1995	5 to 40 years
Charlotte	NC		308	1,102	3,788	747	4,451	5,198	1,946	1986	6/26/1995	5 to 40 years
Youngstown	OH		239	1,110	2,656	239	3,766	4,005	1,870	1980	6/26/1995	5 to 40 years
Cleveland	OH		701	1,659	3,888	1,036	5,212	6,248	2,210	1987/15	6/26/1995	5 to 40 years
Pt. St. Lucie	FL		395	1,501	3,667	779	4,784	5,563	1,774	1985/2019	6/26/1995	5 to 40 years
Orlando - Deltona	FL		483	1,752	2,444	483	4,196	4,679	2,440	1984	6/26/1995	5 to 40 years
NY Metro-Middletown	NY		224	808	4,560	224	5,368	5,592	1,680	1988/17	6/26/1995	5 to 40 years
Buffalo	NY		423	1,531	4,274	497	5,731	6,228	2,799	1981	6/26/1995	5 to 40 years
Rochester	NY		395	1,404	3,460	395	4,864	5,259	1,306	1981	6/26/1995	5 to 40 years
Jacksonville	FL		152	728	3,965	687	4,158	4,845	1,698	1985	6/26/1995	5 to 40 years
Boston	MA		363	1,679	1,028	363	2,707	3,070	1,688	1980	6/26/1995	5 to 40 years
Rochester	NY		230	847	2,371	234	3,214	3,448	1,370	1980	6/26/1995	5 to 40 years
Boston	MA		680	1,616	1,040	680	2,656	3,336	1,611	1986	6/26/1995	5 to 40 years
Savannah	GA		463	1,684	8,765	1,445	9,467	10,912	3,366	1981/2022	6/26/1995	5 to 40 years
Raleigh-Durham	NC		649	2,329	1,712	649	4,041	4,690	2,400	1985	6/26/1995	5 to 40 years
Hartford-New Haven	CT		387	1,402	4,066	387	5,468	5,855	2,305	1985	6/26/1995	5 to 40 years
Atlanta	GA		844	2,021	1,220	844	3,241	4,085	1,986	1988	6/26/1995	5 to 40 years
Atlanta	GA		302	1,103	795	303	1,897	2,200	1,198	1988	6/26/1995	5 to 40 years
Buffalo	NY		315	745	4,159	517	4,702	5,219	2,129	1984	6/26/1995	5 to 40 years
Raleigh-Durham	NC		321	1,150	3,538	321	4,688	5,009	1,731	1985	6/26/1995	5 to 40 years
Columbia	SC		189	719	4,784	189	5,503	5,692	1,092	1989/2020	6/26/1995	5 to 40 years
Atlanta	GA		430	1,579	4,909	602	6,316	6,918	2,124	1988/2022	6/26/1995	5 to 40 years
Orlando	FL		513	1,930	958	513	2,888	3,401	1,917	1988	6/26/1995	5 to 40 years
Sharon	PA		194	912	736	194	1,648	1,842	1,026	1975	6/26/1995	5 to 40 years
Ft. Lauderdale	FL		1,503	3,619	2,135	1,503	5,754	7,257	3,090	1985	6/26/1995	5 to 40 years
West Palm	FL		398	1,035	818	398	1,853	2,251	1,093	1985	6/26/1995	5 to 40 years
Atlanta	GA		423	1,015	3,471	424	4,485	4,909	1,281	1989	6/26/1995	5 to 40 years
Atlanta	GA		483	1,166	1,417	483	2,583	3,066	1,475	1988	6/26/1995	5 to 40 years
Atlanta	GA		308	1,116	1,181	308	2,297	2,605	1,348	1986	6/26/1995	5 to 40 years
Atlanta	GA		170	786	1,043	174	1,825	1,999	1,089	1981	6/26/1995	5 to 40 years
Atlanta	GA		413	999	995	413	1,994	2,407	1,354	1975	6/26/1995	5 to 40 years
Baltimore	MD		154	555	1,590	306	1,993	2,299	1,145	1984	6/26/1995	5 to 40 years
Baltimore	MD		479	1,742	3,315	479	5,057	5,536	2,612	1988	6/26/1995	5 to 40 years
Melbourne	FL		883	2,104	5,511	883	7,615	8,498	2,713	1986/2019	6/26/1995	5 to 40 years
Newport News	VA		316	1,471	1,220	316	2,691	3,007	1,681	1988	6/26/1995	5 to 40 years
Pensacola	FL		632	2,962	2,068	651	5,011	5,662	3,230	1983	6/26/1995	5 to 40 years
Hartford	CT		715	1,695	1,506	715	3,201	3,916	1,966	1988	6/26/1995	5 to 40 years
Atlanta	GA		304	1,118	3,071	619	3,874	4,493	2,245	1988	6/26/1995	5 to 40 years
Alexandria	VA		1,375	3,220	3,304	1,376	6,523	7,899	3,960	1984	6/26/1995	5 to 40 years
Pensacola	FL		244	901	800	244	1,701	1,945	1,057	1986	6/26/1995	5 to 40 years
Melbourne	FL		834	2,066	3,606	1,591	4,915	6,506	2,244	1986/15	6/26/1995	5 to 40 years
Hartford	CT		234	861	3,677	612	4,160	4,772	1,879	1992	6/26/1995	5 to 40 years
Atlanta	GA		256	1,244	2,615	256	3,859	4,115	2,086	1988	6/26/1995	5 to 40 years
Norfolk	VA		313	1,462	2,919	313	4,381	4,694	2,128	1984	6/26/1995	5 to 40 years
Birmingham	AL		307	1,415	1,990	385	3,327	3,712	1,910	1990	6/26/1995	5 to 40 years

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition	Gross Amount at Which Carried at Close of Period						Life on which depreciation
				Building,	Building,		Building,					in latest
				Equipment	Equipment		Equipment					income
New		Encum		and	and		and		Accum.	Date of	Date	statement
Description	ST	brance	Land	Impvmts.	Impvmts.	Land	Impvmts.	Total	Deprec.	Const.	Acquired	is computed
Birmingham	AL		730	1,725	3,095	730	4,820	5,550	2,287	1990	6/26/1995	5 to 40 years
Montgomery	AL		863	2,041	1,658	863	3,699	4,562	2,197	1982	6/26/1995	5 to 40 years
Jacksonville	FL		326	1,515	1,476	326	2,991	3,317	1,652	1987	6/26/1995	5 to 40 years
Pensacola	FL		369	1,358	3,694	369	5,052	5,421	2,664	1986	6/26/1995	5 to 40 years
Pensacola	FL		244	1,128	2,969	720	3,621	4,341	1,743	1990	6/26/1995	5 to 40 years
Pensacola	FL		226	1,046	1,014	226	2,060	2,286	1,271	1990	6/26/1995	5 to 40 years
Tampa	FL		1,088	2,597	1,934	1,088	4,531	5,619	2,688	1989	6/26/1995	5 to 40 years
Clearwater	FL		526	1,958	1,735	526	3,693	4,219	2,177	1985	6/26/1995	5 to 40 years
Clearwater-Largo	FL		672	2,439	1,254	672	3,693	4,365	2,288	1988	6/26/1995	5 to 40 years
Providence	RI		345	1,268	2,195	486	3,322	3,808	1,692	1984	6/26/1995	5 to 40 years
Norfolk - Virginia Beach	VA		1,142	4,998	3,739	1,142	8,737	9,879	4,510	1989/93/95/16	6/26/1995	5 to 40 years
Richmond	VA		443	1,602	1,340	443	2,942	3,385	1,815	1987	8/25/1995	5 to 40 years
Orlando	FL		1,161	2,755	3,169	1,162	5,923	7,085	3,023	1986/15	9/29/1995	5 to 40 years
Syracuse	NY		470	1,712	1,833	472	3,543	4,015	2,085	1987	12/27/1995	5 to 40 years
Ft. Myers	FL		205	912	915	206	1,826	2,032	1,059	1988	12/28/1995	5 to 40 years
Ft. Myers	FL		412	1,703	1,045	413	2,747	3,160	1,773	1991/94	12/28/1995	5 to 40 years
Harrisburg	PA		360	1,641	3,425	360	5,066	5,426	1,635	1983	12/29/1995	5 to 40 years
Harrisburg	PA		627	2,224	5,837	692	7,996	8,688	3,115	1985	12/29/1995	5 to 40 years
Newport News	VA		442	1,592	1,599	442	3,191	3,633	2,010	1988/93	1/5/1996	5 to 40 years
Montgomery	AL		353	1,299	1,286	353	2,585	2,938	1,442	1984	1/23/1996	5 to 40 years
Charleston	SC		237	858	1,143	245	1,993	2,238	1,225	1985	3/1/1996	5 to 40 years
Tampa	FL		766	1,800	1,249	766	3,049	3,815	1,792	1985	3/28/1996	5 to 40 years
Dallas-Ft.Worth	TX		442	1,767	477	442	2,244	2,686	1,508	1987	3/29/1996	5 to 40 years
Dallas-Ft.Worth	TX		408	1,662	1,627	408	3,289	3,697	1,931	1986	3/29/1996	5 to 40 years
Dallas-Ft.Worth	TX		328	1,324	4,827	328	6,151	6,479	621	2018	3/29/1996	5 to 40 years
San Antonio	TX		436	1,759	1,761	436	3,520	3,956	2,070	1986	3/29/1996	5 to 40 years
San Antonio	TX		289	1,161	2,542	289	3,703	3,992	942	2012	3/29/1996	5 to 40 years
Montgomery	AL		279	1,014	1,636	433	2,496	2,929	1,413	1988	5/21/1996	5 to 40 years
West Palm	FL		345	1,262	705	345	1,967	2,312	1,208	1986	5/29/1996	5 to 40 years
Ft. Myers	FL		229	884	2,978	383	3,708	4,091	1,394	1986	5/29/1996	5 to 40 years
Syracuse	NY		481	1,559	2,752	671	4,121	4,792	2,437	1983	6/5/1996	5 to 40 years
Lakeland	FL		359	1,287	1,457	359	2,744	3,103	1,769	1988	6/26/1996	5 to 40 years
Boston - Springfield	MA		251	917	2,641	297	3,512	3,809	2,060	1986	6/28/1996	5 to 40 years
Ft. Myers	FL		344	1,254	784	310	2,072	2,382	1,284	1987	6/28/1996	5 to 40 years
Cincinnati	OH		557	1,988	1,069	688	2,926	3,614	1,401	1988	7/23/1996	5 to 40 years
Baltimore	MD		777	2,770	1,072	777	3,842	4,619	2,346	1990	7/26/1996	5 to 40 years
Jacksonville	FL		568	2,028	1,970	568	3,998	4,566	2,320	1987	8/23/1996	5 to 40 years
Jacksonville	FL		436	1,635	1,253	436	2,888	3,324	1,724	1985	8/26/1996	5 to 40 years
Jacksonville	FL		535	2,033	794	538	2,824	3,362	1,829	1987/92	8/30/1996	5 to 40 years
Charlotte	NC		487	1,754	827	487	2,581	3,068	1,573	1995	9/16/1996	5 to 40 years
Charlotte	NC		315	1,131	691	315	1,822	2,137	1,130	1995	9/16/1996	5 to 40 years
Orlando	FL		314	1,113	1,572	314	2,685	2,999	1,594	1975	10/30/1996	5 to 40 years
Rochester	NY		704	2,496	3,262	707	5,755	6,462	2,870	1990	12/20/1996	5 to 40 years
Youngstown	OH		600	2,142	2,861	693	4,910	5,603	2,548	1988	1/10/1997	5 to 40 years
Cleveland	OH		751	2,676	4,658	751	7,334	8,085	3,542	1986	1/10/1997	5 to 40 years
Cleveland	OH		725	2,586	2,841	725	5,427	6,152	2,999	1978	1/10/1997	5 to 40 years

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition	Gross Amount at Which Carried at Close of Period						Life on which depreciation
				Building,	Building,		Building,					in latest
				Equipment	Equipment		Equipment					income
New		Encum		and	and		and		Accum.	Date of	Date	statement
Description	ST	brance	Land	Impvmts.	Impvmts.	Land	Impvmts.	Total	Deprec.	Const.	Acquired	is computed
Cleveland	OH		637	2,918	2,592	701	5,446	6,147	3,554	1979	1/10/1997	5 to 40 years
Cleveland	OH		495	1,781	4,275	495	6,056	6,551	2,386	1979/17	1/10/1997	5 to 40 years
Cleveland	OH		761	2,714	2,060	761	4,774	5,535	3,003	1977	1/10/1997	5 to 40 years
Cleveland	OH		418	1,921	3,133	418	5,054	5,472	2,711	1970	1/10/1997	5 to 40 years
Cleveland	OH		606	2,164	1,754	606	3,918	4,524	2,201	1982	1/10/1997	5 to 40 years
San Antonio	TX		346	1,236	740	346	1,976	2,322	1,212	1985	1/30/1997	5 to 40 years
San Antonio	TX		432	1,560	2,319	432	3,879	4,311	2,289	1995	1/30/1997	5 to 40 years
Houston-Beaumont	TX		634	2,565	5,087	634	7,652	8,286	3,105	1993/95/16	3/26/1997	5 to 40 years
Houston-Beaumont	TX		566	2,279	640	566	2,919	3,485	1,837	1995	3/26/1997	5 to 40 years
Houston-Beaumont	TX		293	1,357	746	293	2,103	2,396	1,245	1995	3/26/1997	5 to 40 years
Chesapeake	VA		260	1,043	4,972	260	6,015	6,275	2,479	1988/95	3/31/1997	5 to 40 years
Orlando-W 25th St	FL		289	1,160	2,667	616	3,500	4,116	1,514	1984	3/31/1997	5 to 40 years
Savannah	GA		296	1,196	792	296	1,988	2,284	1,152	1988	5/8/1997	5 to 40 years
Delray	FL		921	3,282	1,340	921	4,622	5,543	2,744	1980	5/21/1997	5 to 40 years
Cleveland-Avon	OH		301	1,214	2,490	304	3,701	4,005	2,013	1989	6/4/1997	5 to 40 years
Atlanta-Alpharetta	GA		1,033	3,753	997	1,033	4,750	5,783	2,910	1994	7/24/1997	5 to 40 years
Atlanta-Marietta	GA		769	2,788	866	825	3,598	4,423	2,208	1996	7/24/1997	5 to 40 years
Atlanta-Doraville	GA		735	3,429	826	735	4,255	4,990	2,595	1995	8/21/1997	5 to 40 years
Baton Rouge-Airline	LA		396	1,831	1,331	421	3,137	3,558	1,861	1982	10/9/1997	5 to 40 years
Baton Rouge-Airline2	LA		282	1,303	745	282	2,048	2,330	1,206	1985	11/21/1997	5 to 40 years
Harrisburg-Peiffers	PA		635	2,550	914	637	3,462	4,099	2,273	1984	12/3/1997	5 to 40 years
Tampa-E. Hillsborough	FL		709	3,235	1,202	709	4,437	5,146	2,744	1985	2/4/1998	5 to 40 years
NY Metro-Middletown	NY		843	3,394	4,815	843	8,209	9,052	3,203	1989/95	2/4/1998	5 to 40 years
Chesapeake-Military	VA		542	2,210	3,324	542	5,534	6,076	2,281	1996/2019	2/5/1998	5 to 40 years
Chesapeake-Volvo	VA		620	2,532	1,668	620	4,200	4,820	2,400	1995	2/5/1998	5 to 40 years
Norfolk-Naval Base	VA		1,243	5,019	1,226	1,243	6,245	7,488	3,803	1975	2/5/1998	5 to 40 years
Boston-Northbridge	MA		441	1,788	1,292	694	2,827	3,521	1,302	1988	2/9/1998	5 to 40 years
Titusville	FL		492	1,990	6,062	688	7,856	8,544	1,807	1986/90/2020	2/25/1998	5 to 40 years
Boston-Salem	MA		733	2,941	11,138	733	14,079	14,812	4,943	1979/2022	3/3/1998	5 to 40 years
Providence	RI		702	2,821	4,538	702	7,359	8,061	3,412	1984/88	3/26/1998	5 to 40 years
Chattanooga-Lee Hwy	TN		384	1,371	728	384	2,099	2,483	1,356	1987	3/27/1998	5 to 40 years
Chattanooga-Hwy 58	TN		296	1,198	2,419	414	3,499	3,913	1,848	1985	3/27/1998	5 to 40 years
Ft. Oglethorpe	GA		349	1,250	1,926	464	3,061	3,525	1,569	1989	3/27/1998	5 to 40 years
Birmingham-Walt	AL		544	1,942	1,440	544	3,382	3,926	2,069	1984	3/27/1998	5 to 40 years
Salem-Policy	NH		742	2,977	756	742	3,733	4,475	2,237	1980	4/7/1998	5 to 40 years
Raleigh-Durham	NC		775	3,103	4,126	775	7,229	8,004	2,216	1988/91/2019	4/9/1998	5 to 40 years
Youngstown-Warren	OH		522	1,864	1,696	569	3,513	4,082	1,997	1986	4/22/1998	5 to 40 years
Youngstown-Warren	OH		512	1,829	3,007	633	4,715	5,348	2,273	1986/16	4/22/1998	5 to 40 years
Houston-Katy	TX		419	1,524	4,555	419	6,079	6,498	2,528	1994	5/20/1998	5 to 40 years
Melbourne	FL		662	2,654	3,813	662	6,467	7,129	2,500	1985/07/15	6/2/1998	5 to 40 years
Vero Beach	FL		489	1,813	2,005	584	3,723	4,307	1,685	1997	6/12/1998	5 to 40 years
Houston-Humble	TX		447	1,790	3,140	740	4,637	5,377	2,189	1986	6/16/1998	5 to 40 years
Houston-Webster	TX		635	2,302	892	635	3,194	3,829	1,700	1997	6/19/1998	5 to 40 years
San Marcos	TX		324	1,493	2,552	324	4,045	4,369	1,972	1994	6/30/1998	5 to 40 years
Hollywood-Sheridan	FL		1,208	4,854	1,224	1,208	6,078	7,286	3,523	1988	7/1/1998	5 to 40 years
Pompano Beach-Atlantic	FL		944	3,803	970	944	4,773	5,717	3,270	1985	7/1/1998	5 to 40 years

					Cost
					Capitalized
					Subsequent							Life on
					to	Gross Amount at Which						which
			Initial Cost to Company		Acquisition	Carried at Close of Period						depreciation
				Building,	Building,		Building,					in latest
				Equipment	Equipment		Equipment					income
New		Encum		and	and		and		Accum.	Date of	Date	statement
Description	ST	brance	Land	Impvmts.	Impvmts.	Land	Impvmts.	Total	Deprec.	Const.	Acquired	is computed
Pompano Beach-Sample	FL		903	3,643	972	903	4,615	5,518	2,645	1988	7/1/1998	5 to 40 years
Boca Raton-18th St	FL		1,503	6,059	(1,453)	851	5,258	6,109	3,022	1991	7/1/1998	5 to 40 years
Hollywood-N.21st	FL		840	3,373	703	840	4,076	4,916	2,511	1987	8/3/1998	5 to 40 years
Dallas-Fort Worth	TX		550	1,998	987	550	2,985	3,535	1,679	1996	9/29/1998	5 to 40 years
Dallas-Fort Worth	TX		670	2,407	1,962	670	4,369	5,039	2,452	1996	10/9/1998	5 to 40 years
Cincinnati-Batavia	OH		390	1,570	4,215	376	5,799	6,175	1,783	1988/2020	11/19/1998	5 to 40 years
Providence	RI		447	1,776	1,148	447	2,924	3,371	1,681	1986/94	2/2/1999	5 to 40 years
Lafayette-Ambassador	LA		314	1,095	5,957	314	7,052	7,366	638	2019	2/17/1999	5 to 40 years
Phoenix-Glendale	AZ		565	2,596	927	565	3,523	4,088	2,054	1997	5/18/1999	5 to 40 years
Phoenix-Mesa	AZ		330	1,309	2,913	733	3,819	4,552	1,731	1986	5/18/1999	5 to 40 years
Phoenix-Mesa	AZ		339	1,346	1,167	339	2,513	2,852	1,282	1986	5/18/1999	5 to 40 years
Phoenix-Mesa	AZ		291	1,026	1,546	291	2,572	2,863	1,238	1976	5/18/1999	5 to 40 years
Phoenix-Mesa	AZ		354	1,405	935	354	2,340	2,694	1,245	1986	5/18/1999	5 to 40 years
Phoenix-Bell	AZ		872	3,476	3,958	872	7,434	8,306	3,470	1984	5/18/1999	5 to 40 years
Phoenix-35th Ave	AZ		849	3,401	1,250	849	4,651	5,500	2,703	1996	5/21/1999	5 to 40 years
Portland	ME		410	1,626	2,195	410	3,821	4,231	1,983	1988	8/2/1999	5 to 40 years
Space Coast-Cocoa	FL		667	2,373	1,327	667	3,700	4,367	2,348	1982	9/29/1999	5 to 40 years
Dallas-Fort Worth	TX		335	1,521	1,031	335	2,552	2,887	1,334	1985	11/9/1999	5 to 40 years
NY Metro-Middletown	NY		276	1,312	4,653	276	5,965	6,241	1,761	1998/2019	2/2/2000	5 to 40 years
Boston-N. Andover	MA		633	2,573	1,299	633	3,872	4,505	2,031	1989	2/15/2000	5 to 40 years
Houston-Seabrook	TX		633	2,617	5,887	583	8,554	9,137	1,751	1996/2020	3/1/2000	5 to 40 years
Ft. Lauderdale	FL		384	1,422	1,207	384	2,629	3,013	1,336	1994	5/2/2000	5 to 40 years
Birmingham-Bessemer	AL		254	1,059	3,516	332	4,497	4,829	1,615	1998	11/15/2000	5 to 40 years
NY Metro-Brewster	NY		1,716	6,920	2,025	1,981	8,680	10,661	3,608	1991/97	12/27/2000	5 to 40 years
Austin-Lamar	TX		837	2,977	3,889	966	6,737	7,703	2,383	1996/99	2/22/2001	5 to 40 years
Houston	TX		733	3,392	1,438	841	4,722	5,563	2,110	1993/97	3/2/2001	5 to 40 years
Ft.Myers	FL		787	3,249	1,361	902	4,495	5,397	1,988	1997	3/13/2001	5 to 40 years
Boston-Dracut	MA		1,035	3,737	6,083	1,104	9,751	10,855	2,178	1986/2020	12/1/2001	5 to 40 years
Boston-Methuen	MA		1,024	3,649	1,003	1,091	4,585	5,676	2,366	1984	12/1/2001	5 to 40 years
Myrtle Beach	SC		552	1,970	3,367	589	5,300	5,889	1,745	1984/2019	12/1/2001	5 to 40 years
Maine-Saco	ME		534	1,914	5,016	938	6,526	7,464	1,679	1988/2019	12/3/2001	5 to 40 years
Boston-Plymouth	MA		1,004	4,584	2,583	1,004	7,167	8,171	3,380	1996	12/19/2001	5 to 40 years
Boston-Sandwich	MA		670	3,060	753	714	3,769	4,483	1,920	1984	12/19/2001	5 to 40 years
Syracuse	NY		294	1,203	1,303	327	2,473	2,800	1,164	1987	2/5/2002	5 to 40 years
Dallas-Fort Worth	TX		734	2,956	1,170	784	4,076	4,860	2,025	1984	2/13/2002	5 to 40 years
San Antonio-Hunt	TX		381	1,545	6,864	618	8,172	8,790	2,504	1980/17	2/13/2002	5 to 40 years
Houston-Humble	TX		919	3,696	1,209	852	4,972	5,824	2,309	1998/02	6/19/2002	5 to 40 years
Houston-Pasadena	TX		612	2,468	560	612	3,028	3,640	1,549	1999	6/19/2002	5 to 40 years
Houston-Montgomery	TX		817	3,286	2,898	1,119	5,882	7,001	2,535	1998	6/19/2002	5 to 40 years
Houston-S. Hwy 6	TX		407	1,650	956	407	2,606	3,013	1,172	1997	6/19/2002	5 to 40 years
Houston-Beaumont	TX		817	3,287	3,787	817	7,074	7,891	2,396	1996/17	6/19/2002	5 to 40 years
The Hamptons	NY		2,207	8,866	4,930	2,207	13,796	16,003	6,026	1989/95/2021	12/16/2002	5 to 40 years
The Hamptons	NY		1,131	4,564	720	1,131	5,284	6,415	2,637	1998	12/16/2002	5 to 40 years
The Hamptons	NY		635	2,918	540	635	3,458	4,093	1,723	1997	12/16/2002	5 to 40 years
The Hamptons	NY		1,251	5,744	1,097	1,252	6,840	8,092	3,255	1994/98	12/16/2002	5 to 40 years
Dallas-Fort Worth	TX		1,039	4,201	595	1,039	4,796	5,835	2,251	1995/99	8/26/2003	5 to 40 years

					Cost
					Capitalized
					Subsequent							Life on
					to	Gross Amount at Which						which
			Initial Cost to Company		Acquisition	Carried at Close of Period						depreciation
				Building,	Building,		Building,					in latest
				Equipment	Equipment		Equipment					income
New		Encum		and	and		and		Accum.	Date of	Date	statement
Description	ST	brance	Land	Impvmts.	Impvmts.	Land	Impvmts.	Total	Deprec.	Const.	Acquired	is computed
Dallas-Fort Worth	TX		827	3,776	877	827	4,653	5,480	2,126	1998/01	10/1/2003	5 to 40 years
Stamford	CT		2,713	11,013	993	2,713	12,006	14,719	5,790	1998	3/17/2004	5 to 40 years
Houston-Tomball	TX		773	3,170	2,043	773	5,213	5,986	2,397	2000	5/19/2004	5 to 40 years
Houston-Conroe	TX		1,195	4,877	530	1,195	5,407	6,602	2,556	2001	5/19/2004	5 to 40 years
Houston-Spring	TX		1,103	4,550	1,286	1,103	5,836	6,939	2,583	2001	5/19/2004	5 to 40 years
Houston-Bissonnet	TX		1,061	4,427	3,282	1,061	7,709	8,770	3,372	2003	5/19/2004	5 to 40 years
Houston-Alvin	TX		388	1,640	1,165	388	2,805	3,193	1,266	2003	5/19/2004	5 to 40 years
Clearwater	FL		1,720	6,986	579	1,720	7,565	9,285	3,573	2001	6/3/2004	5 to 40 years
Houston-Missouri City	TX		1,167	4,744	4,239	1,566	8,584	10,150	3,449	1998	6/23/2004	5 to 40 years
Chattanooga-Hixson	TN		1,365	5,569	2,350	1,365	7,919	9,284	3,594	1998/02	8/4/2004	5 to 40 years
Austin-Round Rock	TX		2,047	5,857	1,083	1,976	7,011	8,987	3,277	2000	8/5/2004	5 to 40 years
Long Island-Bayshore	NY		1,131	4,609	353	1,131	4,962	6,093	2,198	2003	3/15/2005	5 to 40 years
Syracuse - Cicero	NY		527	2,121	3,420	527	5,541	6,068	1,907	1988/02/16	3/16/2005	5 to 40 years
Boston-Springfield	MA		612	2,501	1,102	612	3,603	4,215	1,406	1965/75	4/12/2005	5 to 40 years
Stamford	CT		1,612	6,585	501	1,612	7,086	8,698	3,223	2002	4/14/2005	5 to 40 years
Montgomery-Richard	AL		1,906	7,726	637	1,906	8,363	10,269	3,731	1997	6/1/2005	5 to 40 years
Houston-Jones	TX		1,214	4,949	1,915	1,215	6,863	8,078	2,550	1997/99	6/6/2005	5 to 40 years
Boston-Oxford	MA		470	1,902	4,655	470	6,557	7,027	1,831	2002	6/23/2005	5 to 40 years
Austin-290E	TX		537	2,183	6,192	491	8,421	8,912	1,864	2003/17	7/12/2005	5 to 40 years
San Antonio-Marbach	TX		556	2,265	1,042	556	3,307	3,863	1,411	2003	7/12/2005	5 to 40 years
Austin-South 1st	TX		754	3,065	637	754	3,702	4,456	1,616	2003	7/12/2005	5 to 40 years
Atlanta-Marietta	GA		811	3,397	705	811	4,102	4,913	1,827	2003	9/15/2005	5 to 40 years
Baton Rouge	LA		719	2,927	2,811	719	5,738	6,457	2,131	1984/94	11/15/2005	5 to 40 years
San Marcos-Hwy 35S	TX		628	2,532	3,541	982	5,719	6,701	1,685	2001/16	1/10/2006	5 to 40 years
Houston-Baytown	TX		596	2,411	752	596	3,163	3,759	1,248	2002	1/10/2006	5 to 40 years
Houston-Cypress	TX		721	2,994	2,619	721	5,613	6,334	2,211	2003	1/13/2006	5 to 40 years
Rochester	NY		937	3,779	364	937	4,143	5,080	1,780	2002/06	2/1/2006	5 to 40 years
Houston-Jones Rd 2	TX		707	2,933	3,100	707	6,033	6,740	2,485	2000	3/9/2006	5 to 40 years
Manchester	NH		832	3,268	339	832	3,607	4,439	1,509	2000	4/26/2006	5 to 40 years
Clearwater-Largo	FL		1,270	5,037	810	1,270	5,847	7,117	2,384	1998	6/22/2006	5 to 40 years
Clearwater-Pinellas Park	FL		929	3,676	743	929	4,419	5,348	1,739	2000	6/22/2006	5 to 40 years
Clearwater-Tarpon Spring	FL		696	2,739	522	696	3,261	3,957	1,316	1999	6/22/2006	5 to 40 years
New Orleans	LA		1,220	4,805	477	1,220	5,282	6,502	2,223	2000	6/22/2006	5 to 40 years
St Louis-Meramec	MO		1,113	4,359	2,768	1,113	7,127	8,240	2,129	1999/2019	6/22/2006	5 to 40 years
St Louis-Charles Rock	MO		766	3,040	1,558	766	4,598	5,364	1,711	1999	6/22/2006	5 to 40 years
St Louis-Shackelford	MO		828	3,290	329	828	3,619	4,447	1,545	1999	6/22/2006	5 to 40 years
St Louis-W.Washington	MO		734	2,867	2,754	734	5,621	6,355	2,015	1980/01/15	6/22/2006	5 to 40 years
St Louis-Howdershell	MO		899	3,596	403	899	3,999	4,898	1,693	2000	6/22/2006	5 to 40 years
St Louis-Lemay Ferry	MO		890	3,552	590	890	4,142	5,032	1,739	1999	6/22/2006	5 to 40 years
St Louis-Manchester	MO		697	2,711	282	697	2,993	3,690	1,276	2000	6/22/2006	5 to 40 years
Dallas-Fort Worth	TX		1,256	4,946	903	1,256	5,849	7,105	2,417	1998/03	6/22/2006	5 to 40 years
Dallas-Fort Worth	TX		605	2,434	545	605	2,979	3,584	1,156	2004	6/22/2006	5 to 40 years
Dallas-Fort Worth	TX		607	2,428	456	607	2,884	3,491	1,177	2004	6/22/2006	5 to 40 years
Dallas-Fort Worth	TX		1,073	4,276	259	1,073	4,535	5,608	1,880	2003	6/22/2006	5 to 40 years
Dallas-Fort Worth	TX		549	2,180	1,293	549	3,473	4,022	1,352	1998	6/22/2006	5 to 40 years
Dallas-Fort Worth	TX		644	2,542	450	644	2,992	3,636	1,192	1999	6/22/2006	5 to 40 years

					Cost
					Capitalized
					Subsequent							Life on
					to	Gross Amount at Which						which
			Initial Cost to Company		Acquisition	Carried at Close of Period						depreciation
				Building,	Building,		Building,					in latest
				Equipment	Equipment		Equipment					income
New		Encum		and	and		and		Accum.	Date of	Date	statement
Description	ST	brance	Land	Impvmts.	Impvmts.	Land	Impvmts.	Total	Deprec.	Const.	Acquired	is computed
San Antonio-Blanco	TX		963	3,836	398	963	4,234	5,197	1,817	2004	6/22/2006	5 to 40 years
San Antonio-Broadway	TX		773	3,060	6,937	773	9,997	10,770	2,498	2000/22	6/22/2006	5 to 40 years
San Antonio-Huebner	TX		1,175	4,624	581	1,175	5,205	6,380	2,162	1998	6/22/2006	5 to 40 years
Nashua	NH		617	2,422	801	617	3,223	3,840	1,318	1989	6/29/2006	5 to 40 years
Chattanooga-Lee Hwy II	TN		619	2,471	337	619	2,808	3,427	1,196	2002	8/7/2006	5 to 40 years
Montgomery-E.S.Blvd	AL		1,158	4,639	1,450	1,158	6,089	7,247	2,531	1996/97	9/28/2006	5 to 40 years
Auburn-Pepperell Pkwy	AL		590	2,361	762	590	3,123	3,713	1,309	1998	9/28/2006	5 to 40 years
Auburn-Gatewood Dr	AL		694	2,758	520	694	3,278	3,972	1,335	2002/03	9/28/2006	5 to 40 years
Columbus-Williams Rd	GA		736	2,905	551	736	3,456	4,192	1,449	2002/04/06	9/28/2006	5 to 40 years
Columbus-Miller Rd	GA		975	3,854	1,537	975	5,391	6,366	1,954	1995	9/28/2006	5 to 40 years
Columbus-Armour Rd	GA		—	3,680	434	—	4,114	4,114	1,725	2004/05	9/28/2006	5 to 40 years
Columbus-Amber Dr	GA		439	1,745	497	439	2,242	2,681	978	1998	9/28/2006	5 to 40 years
Concord	NH		813	3,213	2,208	813	5,421	6,234	2,097	2000	10/31/2006	5 to 40 years
Houston-Beaumont	TX		929	3,647	637	930	4,283	5,213	1,658	2002/04	3/8/2007	5 to 40 years
Houston-Beaumont	TX		1,537	6,018	1,126	1,537	7,144	8,681	2,796	2003/06	3/8/2007	5 to 40 years
Buffalo-Langner Rd	NY		532	2,119	3,848	532	5,967	6,499	1,857	1993/07/15	3/30/2007	5 to 40 years
Buffalo-Transit Rd	NY		437	1,794	3,337	437	5,131	5,568	1,080	1998/2021	3/30/2007	5 to 40 years
Buffalo-Lake Ave	NY		638	2,531	3,059	638	5,590	6,228	1,763	1997/06	3/30/2007	5 to 40 years
Buffalo-Union Rd	NY		348	1,344	3,860	348	5,204	5,552	1,101	1998/2019	3/30/2007	5 to 40 years
Buffalo-NF Blvd	NY		323	1,331	276	323	1,607	1,930	690	1998	3/30/2007	5 to 40 years
Buffalo-Young St	NY		315	2,185	4,493	881	6,112	6,993	1,530	1999/00/20	3/30/2007	5 to 40 years
Buffalo-Sheridan Dr	NY		961	3,827	2,850	961	6,677	7,638	2,364	1999	3/30/2007	5 to 40 years
Bufrfalo-Transit Rd	NY		375	1,498	1,010	375	2,508	2,883	921	1990/95	3/30/2007	5 to 40 years
Rochester-Phillips Rd	NY		1,003	4,002	230	1,003	4,232	5,235	1,691	1999	3/30/2007	5 to 40 years
San Antonio-Foster	TX		676	2,685	589	676	3,274	3,950	1,368	2003/06	5/21/2007	5 to 40 years
Huntsville-Memorial Pkwy	AL		1,607	6,338	1,228	1,677	7,496	9,173	2,989	1989/06	6/1/2007	5 to 40 years
Huntsville-Madison 1	AL		1,016	4,013	530	1,017	4,542	5,559	1,869	1993/07	6/1/2007	5 to 40 years
Bilox-Gulfport	MS		1,423	5,624	385	1,423	6,009	7,432	2,400	1998/05	6/1/2007	5 to 40 years
Huntsville-Hwy 72	AL		1,206	4,775	565	1,206	5,340	6,546	2,174	1998/06	6/1/2007	5 to 40 years
Mobile-Airport Blvd	AL		1,216	4,819	3,351	1,216	8,170	9,386	2,297	2000/07/22	6/1/2007	5 to 40 years
Bilox-Gulfport	MS		1,345	5,325	218	1,301	5,587	6,888	2,231	2002/04	6/1/2007	5 to 40 years
Huntsville-Madison 2	AL		1,164	4,624	423	1,164	5,047	6,211	2,033	2002/06	6/1/2007	5 to 40 years
Foley-Hwy 59	AL		1,346	5,474	5,156	1,347	10,629	11,976	2,917	2003/06/15	6/1/2007	5 to 40 years
Pensacola 6-Nine Mile	FL		1,029	4,180	3,307	1,029	7,487	8,516	2,096	2003/06/19	6/1/2007	5 to 40 years
Auburn-College St	AL		686	2,732	371	686	3,103	3,789	1,279	2003/20	6/1/2007	5 to 40 years
Biloxi-Gulfport	MS		1,811	7,152	268	1,811	7,420	9,231	2,911	2004/06	6/1/2007	5 to 40 years
Pensacola 7-Hwy 98	FL		732	3,015	3,407	732	6,422	7,154	1,519	2006/20	6/1/2007	5 to 40 years
Montgomery-Arrowhead	AL		1,075	4,333	491	1,076	4,823	5,899	1,915	2006	6/1/2007	5 to 40 years
Montgomery-McLemore	AL		885	3,586	362	885	3,948	4,833	1,581	2006	6/1/2007	5 to 40 years
Houston-Beaumont	TX		742	3,024	412	742	3,436	4,178	1,335	2002/05	11/14/2007	5 to 40 years
Biloxi-Ginger	MS		384	1,548	244	384	1,792	2,176	668	2000	12/19/2007	5 to 40 years
Foley-7905 St Hwy 59	AL		437	1,757	210	437	1,967	2,404	758	2000	12/19/2007	5 to 40 years
Cincinnati-Robertson	OH		852	3,409	414	852	3,823	4,675	1,366	2003/04	12/31/2008	5 to 40 years
Richmond-Bridge Rd	VA		1,047	5,981	2,842	1,047	8,823	9,870	2,767	2009/16	10/1/2009	5 to 40 years
Raleigh-Durham	NC		846	4,095	375	846	4,470	5,316	1,438	2000	12/28/2010	5 to 40 years
Charlotte-Wallace	NC		961	3,702	1,506	961	5,208	6,169	1,511	2008/16	12/29/2010	5 to 40 years

					Cost
					Capitalized
					Subsequent							Life on
					to	Gross Amount at Which						which
			Initial Cost to Company		Acquisition	Carried at Close of Period						depreciation
				Building,	Building,		Building,					in latest
				Equipment	Equipment		Equipment					income
New		Encum		and	and		and		Accum.	Date of	Date	statement
Description	ST	brance	Land	Impvmts.	Impvmts.	Land	Impvmts.	Total	Deprec.	Const.	Acquired	is computed
Raleigh-Durham	NC		574	3,975	405	575	4,379	4,954	1,364	2008	12/29/2010	5 to 40 years
Charlotte-Westmoreland	NC		513	5,317	219	513	5,536	6,049	1,682	2009	12/29/2010	5 to 40 years
Charlotte-Matthews	NC		1,129	4,767	309	1,129	5,076	6,205	1,599	2009	12/29/2010	5 to 40 years
Raleigh-Durham	NC		381	3,575	210	381	3,785	4,166	1,191	2008	12/29/2010	5 to 40 years
Charlotte-Zeb Morris	NC		965	3,355	296	965	3,651	4,616	1,129	2007	12/29/2010	5 to 40 years
Fair Lawn	NJ		796	9,467	641	796	10,108	10,904	3,012	1999	7/14/2011	5 to 40 years
Elizabeth	NJ		885	3,073	983	885	4,056	4,941	1,159	1988	7/14/2011	5 to 40 years
Saint Louis-High Ridge	MO		197	2,132	151	197	2,283	2,480	824	2007	7/28/2011	5 to 40 years
Atlanta-Decatur	GA		1,043	8,252	291	1,043	8,543	9,586	2,495	2006	8/17/2011	5 to 40 years
Houston-Humble	TX		825	4,201	640	825	4,841	5,666	1,490	1993	9/22/2011	5 to 40 years
Dallas-Fort Worth	TX		693	3,552	536	693	4,088	4,781	1,232	2001	9/22/2011	5 to 40 years
Houston-Hwy 6N	TX		1,243	3,106	290	1,243	3,396	4,639	1,125	2000	9/22/2011	5 to 40 years
Houston-Katy	TX		691	4,435	2,603	691	7,038	7,729	1,982	2000/15	9/22/2011	5 to 40 years
Houston-Deer Park	TX		1,012	3,312	597	1,012	3,909	4,921	1,139	1998	9/22/2011	5 to 40 years
Houston-W.Little York	TX		575	3,557	530	575	4,087	4,662	1,284	1998	9/22/2011	5 to 40 years
Houston-Friendswood	TX		1,168	2,315	1,070	1,168	3,385	4,553	887	1994/2021	9/22/2011	5 to 40 years
Houston-Spring	TX		2,152	3,027	508	2,152	3,535	5,687	1,176	1993	9/22/2011	5 to 40 years
Houston-W.Sam Houston	TX		402	3,602	576	402	4,178	4,580	1,240	1999	9/22/2011	5 to 40 years
Austin-Pond Springs Rd	TX		1,653	4,947	662	1,653	5,609	7,262	1,735	1984	9/22/2011	5 to 40 years
Austin-Round Rock	TX		177	3,223	362	177	3,585	3,762	1,121	1999	9/22/2011	5 to 40 years
Houston-Silverado Dr	TX		1,438	4,583	355	1,438	4,938	6,376	1,546	2000	9/22/2011	5 to 40 years
Houston-Sugarland	TX		272	3,236	343	272	3,579	3,851	1,151	2001	9/22/2011	5 to 40 years
Houston-Wilcrest Dr	TX		1,478	4,145	355	1,478	4,500	5,978	1,375	1999	9/22/2011	5 to 40 years
Houston-Woodlands	TX		1,315	6,142	407	1,315	6,549	7,864	1,920	1997	9/22/2011	5 to 40 years
Houston-Woodlands	TX		3,189	3,974	264	3,189	4,238	7,427	1,293	2000	9/22/2011	5 to 40 years
Houston-Katy Freeway	TX		1,049	5,175	701	1,049	5,876	6,925	1,801	1999	9/22/2011	5 to 40 years
Houston-Webster	TX	795	2,054	2,138	3,272	2,054	5,410	7,464	1,254	1982/17	9/22/2011	5 to 40 years
Newport News-Brick Kiln	VA		2,848	5,892	180	2,848	6,072	8,920	1,870	2004	9/29/2011	5 to 40 years
Penasacola-Palafox	FL		197	4,281	10,524	197	14,805	15,002	5,095	1996	11/15/2011	5 to 40 years
Miami	FL		2,960	12,077	617	2,960	12,694	15,654	3,458	2005	5/16/2012	5 to 40 years
Chicago - Lake Forest	IL		1,932	11,606	371	1,932	11,977	13,909	3,234	1996/04	6/6/2012	5 to 40 years
Chicago - Schaumburg	IL		1,940	4,880	561	1,940	5,441	7,381	1,516	1998	6/6/2012	5 to 40 years
Norfolk - E. Little Creek	VA		911	5,862	197	911	6,059	6,970	1,677	2007	6/20/2012	5 to 40 years
Atlanta-14th St.	GA		1,560	6,766	159	1,560	6,925	8,485	1,915	2009	7/18/2012	5 to 40 years
Jacksonville - Middleburg	FL		644	5,719	207	644	5,926	6,570	1,595	2008	9/18/2012	5 to 40 years
Jacksonville - Orange Park	FL		772	3,882	387	772	4,269	5,041	1,116	2007	9/18/2012	5 to 40 years
Jacksonville - St. Augustine	FL		739	3,858	348	739	4,206	4,945	1,173	2007	9/18/2012	5 to 40 years
Atlanta - NE Expressway	GA		1,384	9,266	188	1,384	9,454	10,838	2,538	2009	9/18/2012	5 to 40 years
Atlanta - Kennesaw	GA		856	4,315	232	856	4,547	5,403	1,215	2008	9/18/2012	5 to 40 years
Atlanta - Lawrenceville	GA		855	3,838	209	855	4,047	4,902	1,097	2007	9/18/2012	5 to 40 years
Atlanta - Woodstock	GA		1,342	4,692	4,684	1,342	9,376	10,718	1,360	2009/22	9/18/2012	5 to 40 years
Raleigh-Durham	NC		2,337	4,901	358	2,337	5,259	7,596	1,464	2002	9/19/2012	5 to 40 years
Chicago - Lindenhurst	IL		1,213	3,129	337	1,213	3,466	4,679	993	1999/06	9/27/2012	5 to 40 years
Chicago - Orland Park	IL		1,050	5,894	291	1,050	6,185	7,235	1,690	2007	12/10/2012	5 to 40 years
Phoenix-83rd	AZ		910	3,656	561	910	4,217	5,127	1,131	2008	12/18/2012	5 to 40 years
Chicago-North Austin	IL		2,593	5,029	3,301	2,593	8,330	10,923	1,554	2005/20/21	12/20/2012	5 to 40 years

					Cost
					Capitalized
					Subsequent							Life on
					to	Gross Amount at Which						which
			Initial Cost to Company		Acquisition	Carried at Close of Period						depreciation
				Building,	Building,		Building,					in latest
				Equipment	Equipment		Equipment					income
New		Encum		and	and		and		Accum.	Date of	Date	statement
Description	ST	brance	Land	Impvmts.	Impvmts.	Land	Impvmts.	Total	Deprec.	Const.	Acquired	is computed
Chicago-North Western	IL		1,718	6,466	861	1,798	7,247	9,045	1,819	2005	12/20/2012	5 to 40 years
Chicago-West Pershing	IL		395	3,226	526	395	3,752	4,147	910	2008	12/20/2012	5 to 40 years
Chicago - North Broadway	IL		2,373	9,869	298	2,373	10,167	12,540	2,570	2011	12/20/2012	5 to 40 years
Brandenton	FL		1,501	3,775	608	1,501	4,383	5,884	1,124	1997	12/21/2012	5 to 40 years
Ft. Myers-Cleveland	FL		515	2,280	301	515	2,581	3,096	701	1998	12/21/2012	5 to 40 years
Clearwater-Drew St.	FL		1,234	4,018	667	1,234	4,685	5,919	1,207	2000	12/21/2012	5 to 40 years
Clearwater-N. Myrtle	FL		1,555	5,978	284	1,555	6,262	7,817	1,659	2000	12/21/2012	5 to 40 years
Austin-Round Rock	TX		774	3,327	348	774	3,675	4,449	1,008	2004	12/27/2012	5 to 40 years
Austin-Round Rock	TX		632	1,985	342	632	2,327	2,959	685	2007	12/27/2012	5 to 40 years
Chicago-Aurora	IL		269	3,126	637	269	3,763	4,032	932	2010	12/31/2012	5 to 40 years
San Antonio - Marbach	TX		337	2,005	490	337	2,495	2,832	659	2005	2/11/2013	5 to 40 years
Long Island - Lindenhurst	NY		2,122	8,735	647	2,122	9,382	11,504	2,317	2002	3/22/2013	5 to 40 years
Boston - Somerville	MA		1,553	7,186	243	1,506	7,476	8,982	1,849	2008	3/22/2013	5 to 40 years
Long Island - Deer Park	NY		1,096	8,276	233	1,096	8,509	9,605	2,076	2009	8/29/2013	5 to 40 years
Long Island - Amityville	NY		2,224	10,102	253	2,224	10,355	12,579	2,494	2009	8/29/2013	5 to 40 years
Colorado Springs - Scarlet	CO		629	5,201	255	629	5,456	6,085	1,298	2006	9/30/2013	5 to 40 years
Toms River - Route 37 W	NJ		1,843	6,544	558	1,843	7,102	8,945	1,641	2007	11/26/2013	5 to 40 years
Lake Worth - S Military	FL		868	5,306	970	868	6,276	7,144	1,471	2000	12/4/2013	5 to 40 years
Austin-Round Rock	TX		1,547	5,226	468	1,547	5,694	7,241	1,438	2008	12/27/2013	5 to 40 years
Hartford-Bristol	CT		1,174	8,816	236	1,174	9,052	10,226	2,055	2004	12/30/2013	5 to 40 years
Piscataway - New Brunswick	NJ		1,639	10,946	198	1,639	11,144	12,783	2,534	2006	12/30/2013	5 to 40 years
Fort Lauderdale - 3rd Ave	FL		7,629	11,918	1,195	7,629	13,113	20,742	3,014	1998	1/9/2014	5 to 40 years
West Palm - Mercer	FL		15,680	17,520	1,597	15,680	19,117	34,797	4,446	2000	1/9/2014	5 to 40 years
Austin - Manchaca	TX		3,999	4,297	1,188	3,999	5,485	9,484	1,327	1998/02	1/17/2014	5 to 40 years
San Antonio	TX		2,235	6,269	442	2,235	6,711	8,946	1,594	2012	2/10/2014	5 to 40 years
Portland	ME		2,146	6,418	364	2,146	6,782	8,928	1,561	2000	2/11/2014	5 to 40 years
Portland-Topsham	ME		493	5,234	6,581	985	11,323	12,308	1,239	2006/22	2/11/2014	5 to 40 years
Chicago - St. Charles	IL		1,837	6,301	2,562	1,837	8,863	10,700	1,776	2004/13/20	3/31/2014	5 to 40 years
Chicago - Ashland	IL		598	4,789	508	598	5,297	5,895	1,211	2014	5/5/2014	5 to 40 years
San Antonio - Walzem	TX		2,000	3,749	3,755	2,000	7,504	9,504	1,351	1997/2019	5/13/2014	5 to 40 years
St. Louis - Woodson	MO		2,444	5,966	5,272	2,444	11,238	13,682	1,772	1998/2022	5/22/2014	5 to 40 years
St. Louis - Mexico	MO		638	3,518	1,902	638	5,420	6,058	1,212	1998/16	5/22/2014	5 to 40 years
St. Louis - Vogel	MO		2,010	3,544	2,063	2,010	5,607	7,617	1,113	2000	5/22/2014	5 to 40 years
St. Louis - Manchester	MO		508	2,042	482	508	2,524	3,032	621	1996	5/22/2014	5 to 40 years
St. Louis - North Highway	MO		1,989	4,045	2,533	1,989	6,578	8,567	1,390	1997	5/22/2014	5 to 40 years
St. Louis - Dunn	MO		1,538	4,510	2,922	1,538	7,432	8,970	1,520	2000	5/22/2014	5 to 40 years
Trenton-Hamilton Twnship	NJ		5,161	7,063	1,274	5,161	8,337	13,498	1,874	1980	6/5/2014	5 to 40 years
NY Metro-Fishkill	NY		1,741	6,006	600	1,741	6,606	8,347	1,480	2005	6/11/2014	5 to 40 years
Atlanta-Peachtree City	GA		2,263	4,931	608	2,263	5,539	7,802	1,344	2007	6/12/2014	5 to 40 years
Wayne - Willowbrook	NJ		—	2,292	325	—	2,617	2,617	1,410	2000	6/12/2014	5 to 40 years
Asbury Park - 1st Ave	NJ		819	4,734	1,055	819	5,789	6,608	1,302	2003	6/18/2014	5 to 40 years
Farmingdale - Tinton Falls	NJ		1,097	5,618	732	1,097	6,350	7,447	1,420	2004	6/18/2014	5 to 40 years
Lakewood - Route 70	NJ		626	4,549	406	626	4,955	5,581	1,126	2003	6/18/2014	5 to 40 years
Matawan - Highway 34	NJ		1,512	9,707	1,241	1,512	10,948	12,460	2,460	2005	7/10/2014	5 to 40 years
St. Petersburg - Gandy	FL		2,958	6,904	477	2,958	7,381	10,339	1,650	2007	8/28/2014	5 to 40 years
Chesapeake - Campostella	VA		2,349	3,875	388	2,349	4,263	6,612	948	2000	9/5/2014	5 to 40 years

					Cost
					Capitalized
					Subsequent							Life on
					to	Gross Amount at Which						which
			Initial Cost to Company		Acquisition	Carried at Close of Period						depreciation
				Building,	Building,		Building,					in latest
				Equipment	Equipment		Equipment					income
New		Encum		and	and		and		Accum.	Date of	Date	statement
Description	ST	brance	Land	Impvmts.	Impvmts.	Land	Impvmts.	Total	Deprec.	Const.	Acquired	is computed
San Antonio-Castle Hills	TX		2,658	8,190	590	4,544	6,894	11,438	1,538	2002	9/10/2014	5 to 40 years
Chattanooga - Broad St	TN		759	5,608	322	759	5,930	6,689	1,279	2014	9/18/2014	5 to 40 years
New Orleans-Kenner	LA		5,771	10,375	570	5,771	10,945	16,716	2,384	2008	10/10/2014	5 to 40 years
Orlando-Celebration	FL		6,091	4,641	493	6,091	5,134	11,225	1,142	2006	10/21/2014	5 to 40 years
Austin-Cedar Park	TX		4,196	8,374	1,082	4,196	9,456	13,652	2,022	2003	10/28/2014	5 to 40 years
Chicago - Pulaski	IL		889	4,700	1,966	889	6,666	7,555	1,300	2014	11/14/2014	5 to 40 years
Houston - Gessner	TX		1,599	5,813	3,596	1,599	9,409	11,008	1,795	2006/17	12/18/2014	5 to 40 years
New England - Danbury	CT		9,747	18,374	314	9,747	18,688	28,435	3,766	1999	2/2/2015	5 to 40 years
New England - Milford	CT		9,642	23,352	198	9,642	23,550	33,192	4,731	1999	2/2/2015	5 to 40 years
Long Island - Hicksville	NY		5,153	27,401	217	5,153	27,618	32,771	5,544	2002	2/2/2015	5 to 40 years
Long Island - Farmingdale	NY		4,931	20,415	448	4,931	20,863	25,794	4,171	2000	2/2/2015	5 to 40 years
Chicago - Alsip	IL		2,579	4,066	3,670	2,579	7,736	10,315	1,356	1986/17	2/5/2015	5 to 40 years
Chicago - N. Pulaski	IL		1,719	6,971	956	1,719	7,927	9,646	1,558	2015	3/9/2015	5 to 40 years
Fort Myers - Tamiami Trail	FL		1,793	4,382	351	1,793	4,733	6,526	998	2004	4/1/2015	5 to 40 years
Dallas - Allen	TX		3,864	4,777	439	3,864	5,216	9,080	1,116	2002	4/16/2015	5 to 40 years
Jacksonville - Beach Blvd.	FL		2,118	6,501	120	2,118	6,621	8,739	1,318	2013	4/21/2015	5 to 40 years
Space Coast - Vero Beach	FL		1,169	4,409	505	1,169	4,914	6,083	976	1997	5/1/2015	5 to 40 years
Port St. Lucie - Federal Hwy.	FL		4,957	6,045	406	4,957	6,451	11,408	1,321	2001	5/1/2015	5 to 40 years
West Palm - N. Military	FL		3,372	4,206	390	3,372	4,596	7,968	946	1985	5/1/2015	5 to 40 years
Ft. Myers - Bonita Springs	FL		2,687	5,012	461	2,687	5,473	8,160	1,101	2000	5/1/2015	5 to 40 years
Phoenix - Tatum Blvd.	AZ		852	7,052	340	852	7,392	8,244	1,537	2015	6/16/2015	5 to 40 years
Boston - Lynn	MA		2,110	8,182	484	2,110	8,666	10,776	1,700	2015	6/16/2015	5 to 40 years
Syracuse - Ainsely Dr.	NY		2,711	3,795	2,261	2,711	6,056	8,767	1,003	2000/19	8/25/2015	5 to 40 years
Syracuse - Cicero	NY		668	1,957	287	668	2,244	2,912	449	2002	8/25/2015	5 to 40 years
Syracuse - Camillus	NY		473	5,368	141	473	5,509	5,982	1,053	2005/11	8/25/2015	5 to 40 years
Syracuse - Manlius	NY		834	1,705	2,945	834	4,650	5,484	545	2000/17/21	8/25/2015	5 to 40 years
Charlotte - Brookshire Blvd.	NC		718	2,977	1,010	718	3,987	4,705	822	2000	9/1/2015	5 to 40 years
Charleston III	SC		7,604	9,086	563	7,604	9,649	17,253	1,889	2005	9/1/2015	5 to 40 years
Myrtle Beach II	SC		2,511	6,147	3,896	2,511	10,043	12,554	1,619	1999/2019	9/1/2015	5 to 40 years
Hilton Head - Bluffton	SC		3,084	3,192	269	3,084	3,461	6,545	725	1998	9/1/2015	5 to 40 years
Philadelphia - Eagleville	PA		1,926	4,498	1,666	1,926	6,164	8,090	1,096	2010	12/30/2015	5 to 40 years
Orlando - University	FL		882	5,756	337	882	6,093	6,975	1,115	2001	1/6/2016	5 to 40 years
Orlando - N. Powers	FL		2,567	2,838	400	2,567	3,238	5,805	626	1997	1/6/2016	5 to 40 years
Sarasota - North Port	FL		4,884	10,014	(142)	4,278	10,478	14,756	1,800	2001/06	1/6/2016	5 to 40 years
Los Angeles - E. Commercial	CA		6,512	12,352	581	6,512	12,933	19,445	2,441	2004	1/21/2016	5 to 40 years
Los Angeles - E. Slauson	CA		3,998	13,547	350	3,998	13,897	17,895	2,467	2012	1/21/2016	5 to 40 years
Los Angeles - Westminster	CA		4,636	14,826	463	4,636	15,289	19,925	2,690	2006	1/21/2016	5 to 40 years
Los Angeles - Calabasas	CA		13,274	10,419	903	13,274	11,322	24,596	2,082	2004/14	1/21/2016	5 to 40 years
Portsmouth - Kingston	NH		1,713	2,709	153	1,713	2,862	4,575	522	2003	1/21/2016	5 to 40 years
Portsmouth - Danville	NH		1,615	3,333	2,125	1,615	5,458	7,073	678	2003/21	1/21/2016	5 to 40 years
Portsmouth - Hampton Falls	NH		2,445	6,295	270	2,445	6,565	9,010	1,151	2005	1/21/2016	5 to 40 years
Portsmouth - Lee	NH		3,078	2,861	1,418	3,078	4,279	7,357	633	2000/20	1/21/2016	5 to 40 years
Portsmouth - Heritage	NH		4,430	26,040	708	4,430	26,748	31,178	4,708	1985/99	1/21/2016	5 to 40 years
Boston - Salisbury	MA		4,880	6,342	264	4,880	6,606	11,486	1,183	2003	1/21/2016	5 to 40 years
Dallas - Frisco	TX		6,191	5,088	363	6,191	5,451	11,642	1,003	2003	1/21/2016	5 to 40 years
Dallas - McKinney	TX		8,097	7,047	268	8,097	7,315	15,412	1,359	2003	1/21/2016	5 to 40 years

					Cost
					Capitalized
					Subsequent							Life on
					to	Gross Amount at Which						which
			Initial Cost to Company		Acquisition	Carried at Close of Period						depreciation
				Building,	Building,		Building,					in latest
				Equipment	Equipment		Equipment					income
New		Encum		and	and		and		Accum.	Date of	Date	statement
Description	ST	brance	Land	Impvmts.	Impvmts.	Land	Impvmts.	Total	Deprec.	Const.	Acquired	is computed
Dallas - McKinney	TX		5,508	6,462	285	5,508	6,747	12,255	1,215	2002	1/21/2016	5 to 40 years
Phoenix - 48th	AZ		988	8,224	91	988	8,315	9,303	1,537	2015	2/1/2016	5 to 40 years
Miami	FL		2,294	8,980	306	2,294	9,286	11,580	1,697	2016	2/12/2016	5 to 40 years
Philadelphia - Glenolden	PA		1,768	3,879	808	1,768	4,687	6,455	802	1970	2/17/2016	5 to 40 years
Denver - Thornton	CO		4,528	7,915	188	4,528	8,103	12,631	1,474	2011	2/29/2016	5 to 40 years
Los Angeles - Costa Mesa	CA		17,976	25,145	1,004	17,976	26,149	44,125	4,568	2005	3/16/2016	5 to 40 years
Los Angeles - Irving	CA		—	6,318	1,311	—	7,629	7,629	2,655	1985	3/16/2016	5 to 40 years
Los Angeles - Durante	CA		4,671	13,908	157	4,671	14,065	18,736	2,440	2015	3/16/2016	5 to 40 years
Los Angeles - Wildomar	CA		6,728	10,340	7,436	6,728	17,776	24,504	2,576	2005/19	3/17/2016	5 to 40 years
Los Angeles - Torrance	CA		17,445	18,839	606	17,445	19,445	36,890	3,441	2003	4/11/2016	5 to 40 years
New Haven - Wallingford	CT		3,618	5,286	352	3,618	5,638	9,256	1,003	2000	4/14/2016	5 to 40 years
New Haven - Waterbury	CT		2,524	5,618	240	2,524	5,858	8,382	1,051	2001	4/14/2016	5 to 40 years
New York - Mahopac	NY	3,620	2,373	5,089	425	2,373	5,514	7,887	955	1991/94	4/26/2016	5 to 40 years
New York - Mount Vernon	NY		3,337	13,112	369	3,337	13,481	16,818	2,307	2013	4/26/2016	5 to 40 years
Pt. St. Lucie	FL	3,566	4,140	7,176	723	4,305	7,734	12,039	1,525	2002	5/2/2016	5 to 40 years
Dallas - Lewisville	TX		2,333	8,302	579	2,333	8,881	11,214	1,564	2007	5/5/2016	5 to 40 years
Buffalo - Cayuga	NY		499	5,198	2,513	499	7,711	8,210	1,115	2006	5/19/2016	5 to 40 years
Buffalo - Lackawanna	NY		215	2,323	551	215	2,874	3,089	490	2006	5/19/2016	5 to 40 years
Austin - W Braker	TX		1,210	14,833	360	1,210	15,193	16,403	2,529	2003	7/15/2016	5 to 40 years
Austin - Highway 290	TX		930	12,269	417	930	12,686	13,616	2,115	1999	7/15/2016	5 to 40 years
Austin - Killeen	TX		3,070	20,782	486	3,070	21,268	24,338	3,839	2005	7/15/2016	5 to 40 years
Austin - Round Rock	TX		830	6,129	333	830	6,462	7,292	1,126	1986	7/15/2016	5 to 40 years
Austin - Georgetown	TX		1,530	10,647	787	1,530	11,434	12,964	1,980	2001/15	7/15/2016	5 to 40 years
Austin - Pflugerville	TX		750	9,238	398	750	9,636	10,386	1,620	2005	7/15/2016	5 to 40 years
Chicago - Algonquin	IL		1,430	14,958	153	1,430	15,111	16,541	2,526	2006	7/15/2016	5 to 40 years
Chicago - Carpentersville	IL		350	4,710	50	350	4,760	5,110	794	2004	7/15/2016	5 to 40 years
Chicago - W. Addison	IL		2,770	25,112	308	2,770	25,420	28,190	4,230	2007	7/15/2016	5 to 40 years
Chicago - State St.	IL		1,190	19,159	865	1,190	20,024	21,214	3,198	2009	7/15/2016	5 to 40 years
Chicago -W. Grand	IL		1,720	10,628	266	1,720	10,894	12,614	1,793	2007	7/15/2016	5 to 40 years
Chicago - Libertyville	IL		3,670	26,660	375	3,670	27,035	30,705	4,444	2009	7/15/2016	5 to 40 years
Chicago - Aurora	IL		1,090	20,033	1,355	2,114	20,364	22,478	3,394	2009	7/15/2016	5 to 40 years
Chicago - Morton Grove	IL		1,610	14,914	850	1,610	15,764	17,374	2,585	2009	7/15/2016	5 to 40 years
Chicago - Bridgeview	IL		3,770	19,990	731	3,770	20,721	24,491	3,540	2008	7/15/2016	5 to 40 years
Chicago - Addison	IL		1,340	11,881	566	1,340	12,447	13,787	2,068	2008	7/15/2016	5 to 40 years
Chicago - W Diversey	IL		1,670	10,811	167	1,670	10,978	12,648	1,796	2010	7/15/2016	5 to 40 years
Chicago - Elmhurst	IL		670	18,729	185	670	18,914	19,584	3,104	2008	7/15/2016	5 to 40 years
Chicago - Elgin	IL		1,130	12,584	389	1,130	12,973	14,103	2,163	2003	7/15/2016	5 to 40 years
Chicago - N. Paulina St.,	IL		5,600	12,721	236	5,600	12,957	18,557	2,175	2006	7/15/2016	5 to 40 years
Chicago - Matteson	IL		1,590	12,053	288	1,590	12,341	13,931	2,140	2007	7/15/2016	5 to 40 years
Chicago - S. Heights	IL		1,050	4,960	202	1,050	5,162	6,212	907	2006	7/15/2016	5 to 40 years
Chicago - W. Grand	IL		1,780	8,928	258	1,780	9,186	10,966	1,527	2007	7/15/2016	5 to 40 years
Chicago - W 30th St	IL		600	15,574	779	600	16,353	16,953	2,645	2008	7/15/2016	5 to 40 years
Chicago - Mokena	IL		3,230	18,623	2,152	3,230	20,775	24,005	3,278	2008/21	7/15/2016	5 to 40 years
Chicago - Barrington	IL		1,890	9,395	816	1,890	10,211	12,101	1,711	2015	7/15/2016	5 to 40 years
Chicago - Naperville	IL		2,620	11,933	250	2,620	12,183	14,803	2,123	2015	7/15/2016	5 to 40 years
Chicago - Forest Park	IL		1,100	10,087	864	1,100	10,951	12,051	1,819	2015	7/15/2016	5 to 40 years

					Cost
					Capitalized
					Subsequent							Life on
					to	Gross Amount at Which						which
			Initial Cost to Company		Acquisition	Carried at Close of Period						depreciation
				Building,	Building,		Building,					in latest
				Equipment	Equipment		Equipment					income
New		Encum		and	and		and		Accum.	Date of	Date	statement
Description	ST	brance	Land	Impvmts.	Impvmts.	Land	Impvmts.	Total	Deprec.	Const.	Acquired	is computed
Chicago - La Grange	IL		960	13,019	556	960	13,575	14,535	2,249	2015	7/15/2016	5 to 40 years
Chicago - Glenview	IL		3,210	8,519	172	3,210	8,691	11,901	1,503	2014/15	7/15/2016	5 to 40 years
Dallas - Richardson	TX		630	10,282	258	630	10,540	11,170	1,807	2001	7/15/2016	5 to 40 years
Dallas - Arlington	TX		790	12,785	529	790	13,314	14,104	2,210	2007	7/15/2016	5 to 40 years
Dallas - Plano	TX		1,370	10,166	410	1,370	10,576	11,946	1,740	1998	7/15/2016	5 to 40 years
Dallas - Mesquite	TX		620	8,771	307	620	9,078	9,698	1,490	2016	7/15/2016	5 to 40 years
Dallas - S Good Latimer	TX		4,030	8,029	193	4,030	8,222	12,252	1,401	2016	7/15/2016	5 to 40 years
Boulder - Arapahoe	CO		3,690	12,074	928	3,690	13,002	16,692	2,119	1992	7/15/2016	5 to 40 years
Boulder - Odell	CO		2,650	15,304	382	2,650	15,686	18,336	2,670	1998	7/15/2016	5 to 40 years
Boulder - Arapahoe	CO		11,540	15,571	339	11,540	15,910	27,450	2,720	1984	7/15/2016	5 to 40 years
Boulder - Broadway	CO		2,670	5,623	467	2,670	6,090	8,760	1,025	1992	7/15/2016	5 to 40 years
Houston - Westpark	TX		2,760	8,288	745	2,760	9,033	11,793	1,541	1996	7/15/2016	5 to 40 years
Houston - C. Jester	TX		8,080	10,114	2,949	8,080	13,063	21,143	1,934	2008/20	7/15/2016	5 to 40 years
Houston - Bay Pointe	TX		1,960	9,585	496	1,960	10,081	12,041	1,692	1972	7/15/2016	5 to 40 years
Houston - FM 529	TX		680	3,951	163	680	4,114	4,794	735	2005	7/15/2016	5 to 40 years
Houston - Jones	TX		1,260	2,382	291	1,260	2,673	3,933	507	1994	7/15/2016	5 to 40 years
Las Vegas - Spencer	NV		1,020	25,152	405	1,020	25,557	26,577	4,267	2000	7/15/2016	5 to 40 years
Las Vegas - Maule	NV		2,510	11,822	3,605	1,310	16,627	17,937	2,071	2005/22	7/15/2016	5 to 40 years
Las Vegas - Wigwam	NV		590	16,838	180	590	17,018	17,608	2,813	2008	7/15/2016	5 to 40 years
Las Vegas - Stufflebeam	NV		350	6,977	525	350	7,502	7,852	1,266	1996	7/15/2016	5 to 40 years
Las Vegas - Ft. Apache	NV		1,470	11,047	389	1,470	11,436	12,906	1,942	2004	7/15/2016	5 to 40 years
Las Vegas - North	NV		390	7,042	248	390	7,290	7,680	1,239	2005	7/15/2016	5 to 40 years
Las Vegas - Warm Springs	NV		1,340	5,141	3,948	1,340	9,089	10,429	1,480	2004/22	7/15/2016	5 to 40 years
Las Vegas - Conestoga	NV		1,420	10,295	334	1,420	10,629	12,049	1,862	2007	7/15/2016	5 to 40 years
Las Vegas - Warm Springs	NV		1,080	16,436	234	1,080	16,670	17,750	2,773	2007	7/15/2016	5 to 40 years
Las Vegas - Nellis	NV		790	5,233	776	790	6,009	6,799	1,083	1995	7/15/2016	5 to 40 years
Las Vegas - Cheyenne	NV		1,470	17,366	411	1,470	17,777	19,247	3,073	2004	7/15/2016	5 to 40 years
Las Vegas - Dean Martin	NV		3,050	23,333	255	3,050	23,588	26,638	4,300	2005	7/15/2016	5 to 40 years
Las Vegas - Flamingo	NV		980	13,451	291	980	13,742	14,722	2,303	2007	7/15/2016	5 to 40 years
Las Vegas - North	NV		330	15,651	229	330	15,880	16,210	2,649	2007	7/15/2016	5 to 40 years
Las Vegas - Henderson	NV		570	12,676	477	570	13,153	13,723	2,254	2005	7/15/2016	5 to 40 years
Las Vegas - North	NV		520	10,105	223	520	10,328	10,848	1,761	2002	7/15/2016	5 to 40 years
Las Vegas - Farm	NV		1,510	9,388	126	1,510	9,514	11,024	1,596	2008	7/15/2016	5 to 40 years
Los Angeles - Torrance	CA		5,250	32,363	418	5,250	32,781	38,031	5,431	2004	7/15/2016	5 to 40 years
Los Angeles - Irvine	CA		2,520	18,402	324	2,520	18,726	21,246	3,167	2002	7/15/2016	5 to 40 years
Los Angeles - Palm Desert	CA		2,660	16,589	399	2,660	16,988	19,648	2,892	2002	7/15/2016	5 to 40 years
Milwaukee - Green Bay	WI		750	14,720	189	750	14,909	15,659	2,489	2005	7/15/2016	5 to 40 years
Orlando - Winter Garden	FL		640	6,688	111	640	6,799	7,439	1,157	2006	7/15/2016	5 to 40 years
Orlando - Longwood	FL		1,230	9,586	171	1,230	9,757	10,987	1,642	2000	7/15/2016	5 to 40 years
Orlando - Overland	FL		1,080	3,713	358	1,080	4,071	5,151	691	2000	7/15/2016	5 to 40 years
Sacramento - Calvine	CA		2,280	17,069	161	2,280	17,230	19,510	2,890	2004	7/15/2016	5 to 40 years
Sacramento - Folsom	CA		1,200	22,150	158	1,200	22,308	23,508	3,657	2005	7/15/2016	5 to 40 years
Sacremento - Pell	CA		540	8,874	603	932	9,085	10,017	1,596	2004	7/15/2016	5 to 40 years
Sacremento - Goldenland	CA		2,010	8,944	6,483	2,010	15,427	17,437	1,843	2005/21	7/15/2016	5 to 40 years
Sacremento - Woodland	CA		860	10,569	154	860	10,723	11,583	1,775	2003	7/15/2016	5 to 40 years
Sacramento - El Camino	CA		1,450	12,239	199	1,450	12,438	13,888	2,102	2002	7/15/2016	5 to 40 years

					Cost
					Capitalized
					Subsequent							Life on
					to	Gross Amount at Which						which
			Initial Cost to Company		Acquisition	Carried at Close of Period						depreciation
				Building,	Building,		Building,					in latest
				Equipment	Equipment		Equipment					income
New		Encum		and	and		and		Accum.	Date of	Date	statement
Description	ST	brance	Land	Impvmts.	Impvmts.	Land	Impvmts.	Total	Deprec.	Const.	Acquired	is computed
Sacramento - Bayou	CA		1,640	21,603	249	1,640	21,852	23,492	3,646	2005	7/15/2016	5 to 40 years
Sacramento - Calvine	CA		2,120	24,650	208	2,120	24,858	26,978	4,176	2003	7/15/2016	5 to 40 years
Sacramento - El Dorado Hills	CA		1,610	24,829	183	1,610	25,012	26,622	4,180	2007	7/15/2016	5 to 40 years
Sacramento - Fruitridge	CA		1,480	15,695	375	1,480	16,070	17,550	2,810	2007	7/15/2016	5 to 40 years
San Antonio - US 281	TX		1,380	8,457	322	1,380	8,779	10,159	1,469	2003	7/15/2016	5 to 40 years
Austin - San Marcos	TX		990	7,323	133	990	7,456	8,446	1,279	2016	7/15/2016	5 to 40 years
Charleston	SC		920	7,700	88	920	7,788	8,708	1,342	2016	7/29/2016	5 to 40 years
Denver - Westminster	CO		5,062	3,679	489	5,062	4,168	9,230	694	2000	8/4/2016	5 to 40 years
Chicago - Arlington Hgts.	IL		370	8,513	167	370	8,680	9,050	1,377	2016	11/17/2016	5 to 40 years
Orlando - Curry Ford	FL		3,268	6,378	363	3,268	6,741	10,009	1,060	2016	12/20/2016	5 to 40 years
Chicago - Lombard	IL		771	9,318	30	771	9,348	10,119	1,401	2017	2/23/2017	5 to 40 years
Austin - Mary St.	TX		1,358	13,041	44	1,358	13,085	14,443	1,093	2017	4/3/2017	5 to 40 years
Charlotte - Morehead St..	NC		1,110	11,439	93	1,110	11,532	12,642	1,507	2017	12/14/2017	5 to 40 years
Londonderry - Smith Ln.	NH		1,257	4,276	77	1,257	4,353	5,610	526	2016	9/4/2018	5 to 40 years
Sacramento - Main Ave.	CA		2,089	11,551	2,400	2,089	13,951	16,040	1,471	2016/18/19	9/18/2018	5 to 40 years
Carmel - Old Rt. 6	NY		3,358	4,536	114	3,358	4,650	8,008	509	1998/2000	10/2/2018	5 to 40 years
Chamblee - Peachtree Blvd.	GA		1,665	12,479	60	1,666	12,538	14,204	1,376	2018	11/1/2018	5 to 40 years
West Sacramento - Jefferson	CA		1,331	8,131	65	1,331	8,196	9,527	875	2013/2018	12/7/2018	5 to 40 years
Orlando - Semoran Blvd.	FL		2,014	7,534	565	2,014	8,099	10,113	851	2015	12/11/2018	5 to 40 years
Riverhead - Flanders Rd.	NY		3,969	3,138	3,190	3,970	6,327	10,297	501	1995/2020	12/20/2018	5 to 40 years
Saint Louis - Manchester Ave.	MO		1,633	7,620	78	1,633	7,698	9,331	789	2017	12/27/2018	5 to 40 years
Long Island City	NY		30,094	26,927	88	30,094	27,015	57,109	2,689	2017	1/16/2019	5 to 40 years
Tampa - MLK Jr. Blvd.	FL		1,817	7,377	94	1,817	7,471	9,288	773	2017	3/8/2019	5 to 40 years
Cleveland - Wickliffe	OH		690	6,784	178	690	6,962	7,652	678	1997	4/30/2019	5 to 40 years
Cleveland - Highland Heights	OH		1,036	9,518	161	1,036	9,679	10,715	941	2000	4/30/2019	5 to 40 years
Cleveland - Westlake	OH		379	14,354	151	379	14,505	14,884	1,355	2008	4/30/2019	5 to 40 years
Jacksonville	FL		662	9,208	82	662	9,290	9,952	885	2018	6/11/2019	5 to 40 years
Wake Forest	NC		803	10,954	81	803	11,035	11,838	1,010	2017	7/12/2019	5 to 40 years
Chantilly	VA		2,723	12,298	84	2,723	12,382	15,105	1,121	2018	7/12/2019	5 to 40 years
Chattanooga	TN		1,266	8,250	123	1,266	8,373	9,639	788	2017	7/12/2019	5 to 40 years
Tampa - Lutz	FL		663	9,665	114	663	9,779	10,442	934	2018	7/12/2019	5 to 40 years
Summerville	SC		2,250	5,344	87	2,250	5,431	7,681	528	2017	7/12/2019	5 to 40 years
Charleston - Summerville	SC		2,824	10,634	118	2,824	10,752	13,576	987	2018	7/12/2019	5 to 40 years
Dumfries	VA		891	7,700	107	891	7,807	8,698	733	2017	7/12/2019	5 to 40 years
Greenville	SC		1,421	10,303	72	1,421	10,375	11,796	972	2017	7/12/2019	5 to 40 years
Cumming	GA		753	9,804	82	753	9,886	10,639	910	2018	7/12/2019	5 to 40 years
Glen Allen	VA		4,296	11,029	68	4,296	11,097	15,393	1,021	2018	7/12/2019	5 to 40 years
Tampa - Trout Creek Drive	FL		1,083	10,691	64	1,083	10,755	11,838	992	2017	7/12/2019	5 to 40 years
Midlothian	VA		1,726	6,695	89	1,726	6,784	8,510	643	2018	7/12/2019	5 to 40 years
Las Vegas - Boulder Hwy	NV		4,586	7,853	826	4,586	8,679	13,265	733	1979/1993	8/29/2019	5 to 40 years
Seattle - Auburn	WA	8,576	3,261	16,051	277	3,261	16,328	19,589	1,341	1986/2000	9/24/2019	5 to 40 years
Seattle - Yancy Street	WA	7,712	10,629	8,570	157	10,629	8,727	19,356	721	1994	9/24/2019	5 to 40 years
Seattle - 114th Street	WA	5,881	6,995	10,257	178	6,995	10,435	17,430	861	1995	9/24/2019	5 to 40 years
Baltimore - Pulaski Hwy	MD		4,070	6,878	85	4,070	6,963	11,033	584	1984	9/26/2019	5 to 40 years
Baltimore - North Point Road	MD		1,995	7,634	116	1,995	7,750	9,745	664	1990	9/26/2019	5 to 40 years
Baltimore - Fontana Lane	MD		2,097	7,658	116	2,097	7,774	9,871	661	1989	9/26/2019	5 to 40 years

					Cost
					Capitalized
					Subsequent							Life on
					to	Gross Amount at Which						which
			Initial Cost to Company		Acquisition	Carried at Close of Period						depreciation
				Building,	Building,		Building,					in latest
				Equipment	Equipment		Equipment					income
New		Encum		and	and		and		Accum.	Date of	Date	statement
Description	ST	brance	Land	Impvmts.	Impvmts.	Land	Impvmts.	Total	Deprec.	Const.	Acquired	is computed
Baltimore - Jessup	MD		13,411	9,622	105	13,411	9,727	23,138	821	1987	9/26/2019	5 to 40 years
Baltimore - Windsor Mill Road	MD		2,195	6,646	38	2,195	6,684	8,879	564	1989	9/26/2019	5 to 40 years
Norwood	NJ		1,875	16,910	199	1,875	17,109	18,984	1,377	2006	10/23/2019	5 to 40 years
Ocean Township	NJ		4,058	14,014	731	4,058	14,745	18,803	1,154	1994/2019	12/12/2019	5 to 40 years
Elk Grove	CA		2,873	14,977	28	2,873	15,005	17,878	1,090	2000	3/9/2020	5 to 40 years
Norco	CA		3,532	19,613	32	3,532	19,645	23,177	1,416	2011	3/9/2020	5 to 40 years
Rohnert Park	CA		2,546	13,242	196	2,546	13,438	15,984	951	1984	3/9/2020	5 to 40 years
San Jose	CA		7,887	20,042	70	7,887	20,112	27,999	1,435	1999	3/9/2020	5 to 40 years
Palmdale	CA		1,939	16,039	3,459	1,939	19,498	21,437	1,266	2005/2021	3/9/2020	5 to 40 years
Lancaster	CA		1,529	17,822	132	1,529	17,954	19,483	1,294	2001	3/9/2020	5 to 40 years
Tampa - E Fletcher Ave	FL		2,576	7,101	14	2,576	7,115	9,691	432	1980/83/96	9/29/2020	5 to 40 years
Tampa - W Hillsborough Ave	FL		1,389	6,280	26	1,389	6,306	7,695	373	1985/86/2000	9/29/2020	5 to 40 years
San Antonio - Culebra Rd	TX		888	4,391	97	888	4,488	5,376	265	2008	9/29/2020	5 to 40 years
Columbus - Cleveland Ave	OH		962	5,218	46	962	5,264	6,226	306	2000	9/29/2020	5 to 40 years
Columbus - Evanswood Dr	OH		1,342	6,932	32	1,342	6,964	8,306	401	2000	9/29/2020	5 to 40 years
San Antonio - Jackson Keller Rd	TX		1,482	9,148	105	1,482	9,253	10,735	535	1984	9/29/2020	5 to 40 years
Whitehall	OH		807	4,380	13	807	4,393	5,200	254	2000	9/29/2020	5 to 40 years
Dallas - S Buckner Blvd	TX		2,040	4,902	45	2,040	4,947	6,987	290	1985	9/29/2020	5 to 40 years
Garland	TX		1,565	5,465	76	1,565	5,541	7,106	322	1984	9/29/2020	5 to 40 years
Dallas - N Buckner Blvd	TX		1,782	4,990	64	1,782	5,054	6,836	294	1985	9/29/2020	5 to 40 years
Columbus - W Henderson Rd	OH		1,304	11,847	83	1,304	11,930	13,234	688	2000	9/29/2020	5 to 40 years
Miami - SW 28th Ln	FL		2,568	16,912	103	2,568	17,015	19,583	963	1999	9/29/2020	5 to 40 years
Decatur	GA		2,110	8,486	213	2,110	8,699	10,809	497	1972/1998	9/29/2020	5 to 40 years
Columbus - E Broad St	OH		975	7,804	65	975	7,869	8,844	454	2000	9/29/2020	5 to 40 years
Dublin	OH		1,061	9,710	45	1,037	9,779	10,816	564	2000	9/29/2020	5 to 40 years
North Brunswick	NJ		1,280	13,637	85	1,280	13,722	15,002	791	1986	9/29/2020	5 to 40 years
Hillsborough	NJ		1,077	10,560	39	1,077	10,599	11,676	608	1993	9/29/2020	5 to 40 years
Lodi	NJ		2,108	17,758	598	2,108	18,356	20,464	1,068	1998	9/29/2020	5 to 40 years
Flemington	NJ		855	15,942	560	1,277	16,080	17,357	935	1993	9/29/2020	5 to 40 years
East Windsor	NJ		929	16,063	171	929	16,234	17,163	928	1993	9/29/2020	5 to 40 years
Ottsville	PA		1,032	14,481	57	1,032	14,538	15,570	854	2001	9/29/2020	5 to 40 years
East Stroudsburg	PA		676	9,593	113	676	9,706	10,382	566	2000	9/29/2020	5 to 40 years
Doylestown	PA		741	11,560	83	741	11,643	12,384	670	2001	9/29/2020	5 to 40 years
Monmouth Junction	NJ		1,005	20,947	97	1,005	21,044	22,049	1,194	2006	9/29/2020	5 to 40 years
King of Prussia	PA		—	13,736	44	—	13,780	13,780	794	2005	9/29/2020	5 to 40 years
Trenton	NJ	6,108	2,158	11,497	114	2,158	11,611	13,769	649	2008	11/5/2020	5 to 40 years
Miami - Coral Way	FL		2,032	9,325	155	2,032	9,480	11,512	528	2018	11/25/2020	5 to 40 years
Dardenne Prairie	MO		1,312	6,070	38	1,312	6,108	7,420	333	2017	12/9/2020	5 to 40 years
Brandon	FL		1,747	8,863	95	1,747	8,958	10,705	490	2014	12/14/2020	5 to 40 years
Sarasota - South Tamiami Trail	FL		1,240	14,063	77	1,240	14,140	15,380	750	2007	12/14/2020	5 to 40 years
Murrells Inlet	SC		671	8,771	35	671	8,806	9,477	465	2019	12/22/2020	5 to 40 years
Loomis	CA		3,528	12,127	105	3,528	12,232	15,760	626	1998	12/23/2020	5 to 40 years
Buffalo - Kenmore Ave	NY		507	16,195	653	507	16,848	17,355	848	2016/2022	12/28/2020	5 to 40 years
Palm Desert	CA		1,588	9,787	89	1,588	9,876	11,464	502	2000	12/30/2020	5 to 40 years
Myrtle Beach	SC		812	7,153	29	812	7,182	7,994	383	2018	1/4/2021	5 to 40 years
Woodland	CA		1,322	16,830	56	1,322	16,886	18,208	856	2019	1/21/2021	5 to 40 years

					Cost
					Capitalized
					Subsequent							Life on
					to	Gross Amount at Which						which
			Initial Cost to Company		Acquisition	Carried at Close of Period						depreciation
				Building,	Building,		Building,					in latest
				Equipment	Equipment		Equipment					income
New		Encum		and	and		and		Accum.	Date of	Date	statement
Description	ST	brance	Land	Impvmts.	Impvmts.	Land	Impvmts.	Total	Deprec.	Const.	Acquired	is computed
Jamaica - Merrick	NY		10,591	37,020	22	10,591	37,042	47,633	1,730	2018	3/4/2021	5 to 40 years
Sarasota - Fruitville	FL		1,461	15,830	186	1,461	16,016	17,477	761	2006	3/11/2021	5 to 40 years
Ruskin	FL		709	3,219	328	709	3,547	4,256	188	1990/2016	3/11/2021	5 to 40 years
North Port	FL		1,329	11,103	184	1,329	11,287	12,616	537	2006	3/11/2021	5 to 40 years
Venice - Center Rd	FL		3,239	19,038	200	3,239	19,238	22,477	904	2013/15/16/17	3/11/2021	5 to 40 years
Sarasota - Apex	FL		1,012	4,350	103	1,012	4,453	5,465	228	1976	3/11/2021	5 to 40 years
Venice - Englewood	FL		2,324	5,316	290	2,324	5,606	7,930	295	1991/2017	3/11/2021	5 to 40 years
Venice - S Tamiami	FL		2,205	5,789	202	2,205	5,991	8,196	295	1996	3/11/2021	5 to 40 years
Wimauma	FL		1,101	5,893	155	1,101	6,048	7,149	304	1999	3/11/2021	5 to 40 years
Tucson - Orange Grove	AZ		1,894	20,846	19	1,894	20,865	22,759	943	2017	3/24/2021	5 to 40 years
Oro Valley	AZ		1,200	21,192	31	1,200	21,223	22,423	958	2019	3/24/2021	5 to 40 years
Queen Creek	AZ		4,034	17,282	70	4,034	17,352	21,386	790	2015	3/24/2021	5 to 40 years
Covington	WA		3,499	15,784	78	3,499	15,862	19,361	722	2018	3/25/2021	5 to 40 years
Auburn	WA		2,667	17,253	116	2,667	17,369	20,036	789	2017	3/25/2021	5 to 40 years
Saint Augustine	FL		1,658	14,739	67	1,658	14,806	16,464	655	2019	5/3/2021	5 to 40 years
Wall	NJ		3,112	16,738	317	3,112	17,055	20,167	718	1987/1989	5/12/2021	5 to 40 years
Jackson	NJ		885	18,344	303	885	18,647	19,532	799	2003/2018	5/12/2021	5 to 40 years
Farmingdale	NJ		1,788	14,737	277	1,788	15,014	16,802	646	2003	5/12/2021	5 to 40 years
South Robbinsville	NJ		3,418	10,691	483	3,418	11,174	14,592	499	1998	5/12/2021	5 to 40 years
Hillsborough	NJ		2,354	17,607	273	2,354	17,880	20,234	780	1999	5/12/2021	5 to 40 years
Charlotte - West Mallard Creek	NC		1,312	10,700	87	1,312	10,787	12,099	443	2017	6/1/2021	5 to 40 years
Winston-Salem - Robinhood	NC		898	13,694	74	898	13,768	14,666	565	2018	6/1/2021	5 to 40 years
Plano - Jupiter Rd	TX		1,815	9,673	42	1,815	9,715	11,530	411	2018	6/10/2021	5 to 40 years
Austin - E Parmer Lane	TX		3,250	6,129	50	3,250	6,179	9,429	275	2017	6/10/2021	5 to 40 years
Round Rock - N Red Bud Land	TX		2,890	10,590	54	2,890	10,644	13,534	458	2017	6/10/2021	5 to 40 years
Lewisville	TX		1,207	8,354	43	1,207	8,397	9,604	359	2017	6/10/2021	5 to 40 years
Saint Petersburg - Tyrone Blvd	FL		2,601	11,525	50	2,601	11,575	14,176	457	2017	6/16/2021	5 to 40 years
Gastonia	NC		15,384	20,523	403	15,384	20,926	36,310	816	2001	6/22/2021	5 to 40 years
Oakland Park	FL		2,830	14,157	136	2,830	14,293	17,123	547	2002 / 2013	6/22/2021	5 to 40 years
Salem	NH		887	5,071	122	887	5,193	6,080	210	2012	6/22/2021	5 to 40 years
Derry - Linlew Dr	NH		656	13,695	46	656	13,741	14,397	535	2019	6/23/2021	5 to 40 years
Derry - Rockingham Dr	NH		5,422	4,657	35	5,422	4,692	10,114	181	2014	7/29/2021	5 to 40 years
Goffstown	NH		849	11,086	38	849	11,124	11,973	405	2012	7/29/2021	5 to 40 years
Orlando - Eastmar Commons	FL		2,884	11,790	104	2,884	11,894	14,778	417	2018	8/17/2021	5 to 40 years
Huntsville - Blake Bottom	AL		517	6,960	73	517	7,033	7,550	241	2001/2006	8/19/2021	5 to 40 years
Madison - County Line	AL		879	8,065	33	879	8,098	8,977	277	2006/2013	8/19/2021	5 to 40 years
Huntsville - Oakwood Ave	AL		409	5,084	33	409	5,117	5,526	176	1986	8/19/2021	5 to 40 years
Huntsville - Martin	AL		415	6,080	77	415	6,157	6,572	211	2002	8/19/2021	5 to 40 years
Madison - Slaughter Rd	AL		801	7,666	69	801	7,735	8,536	265	1996	8/19/2021	5 to 40 years
Huntsville - Leeman Ferry	AL		487	9,103	84	487	9,187	9,674	312	1999/2016	8/19/2021	5 to 40 years
Huntsville - Highway 72	AL		806	11,868	50	806	11,918	12,724	410	2018	8/19/2021	5 to 40 years
Brighton - Baseline Place	CO		640	6,057	75	640	6,132	6,772	215	2001	8/19/2021	5 to 40 years
Tampa - N Rome Ave	FL		1,467	9,787	36	1,467	9,823	11,290	338	2017	8/19/2021	5 to 40 years
Tampa - S West Shore Blvd	FL		1,796	14,034	43	1,796	14,077	15,873	483	2018	8/19/2021	5 to 40 years
Cumming	GA		1,573	7,859	140	1,573	7,999	9,572	279	2003	8/19/2021	5 to 40 years
Dunwoody	GA		1,984	12,949	71	1,984	13,020	15,004	450	2015	8/19/2021	5 to 40 years

					Cost
					Capitalized
					Subsequent							Life on
					to	Gross Amount at Which						which
			Initial Cost to Company		Acquisition	Carried at Close of Period						depreciation
				Building,	Building,		Building,					in latest
				Equipment	Equipment		Equipment					income
New		Encum		and	and		and		Accum.	Date of	Date	statement
Description	ST	brance	Land	Impvmts.	Impvmts.	Land	Impvmts.	Total	Deprec.	Const.	Acquired	is computed
Alpharetta	GA		1,785	12,051	169	1,785	12,220	14,005	418	1997	8/19/2021	5 to 40 years
Jonesboro	GA		1,724	8,195	91	1,724	8,286	10,010	283	2012	8/19/2021	5 to 40 years
Louisville - E Market St	KY		1,336	7,655	38	1,336	7,693	9,029	267	1915 / 2016	8/19/2021	5 to 40 years
Columbus - West Broad St	OH		879	6,589	97	879	6,686	7,565	232	2000	8/19/2021	5 to 40 years
Oklahoma City - NW 122nd	OK		734	5,054	33	734	5,087	5,821	192	2017	8/19/2021	5 to 40 years
Edmond	OK		732	4,268	112	732	4,380	5,112	172	2017	8/19/2021	5 to 40 years
Greenville - Dunbar	SC		817	12,949	45	817	12,994	13,811	448	2015	8/19/2021	5 to 40 years
Mount Pleasant	SC		794	11,579	(185)	794	11,394	12,188	401	2016	8/19/2021	5 to 40 years
Austin - Airport Blvd	TX		1,440	18,543	(51)	1,440	18,492	19,932	635	2020	8/19/2021	5 to 40 years
Round Rock - University Blvd	TX		1,160	11,288	145	1,160	11,433	12,593	403	2018	8/19/2021	5 to 40 years
Gilbert	AZ		1,034	15,974	40	1,034	16,014	17,048	554	2020	8/25/2021	5 to 40 years
Atlanta - Decatur St	GA		3,407	19,086	129	3,407	19,215	22,622	650	2013	9/1/2021	5 to 40 years
Marietta - Johnson Ferry	GA		600	14,408	69	600	14,477	15,077	487	2014	9/1/2021	5 to 40 years
Cumming - Atlanta Hwy	GA		1,563	11,954	11	1,563	11,965	13,528	413	2015	9/1/2021	5 to 40 years
Round Rock - Double Creek	TX		2,746	10,690	287	2,746	10,977	13,723	358	2006	10/1/2021	5 to 40 years
San Antonio - Wurzbach	TX		1,557	9,747	206	1,557	9,953	11,510	329	2007	10/1/2021	5 to 40 years
San Antonio - Nacogdoches	TX		2,338	12,939	223	2,338	13,162	15,500	430	2007	10/1/2021	5 to 40 years
Leander	TX		2,766	15,265	62	2,766	15,327	18,093	500	2014	10/1/2021	5 to 40 years
Miami - SW 81st Terrace	FL		9,831	17,891	61	9,831	17,952	27,783	538	2019	10/20/2021	5 to 40 years
Miami - NW 37th Ave	FL		3,316	26,389	117	3,316	26,506	29,822	788	2018	10/20/2021	5 to 40 years
Charlotte - E 7th Street	NC		2,737	26,328	72	2,737	26,400	29,137	785	2018	10/21/2021	5 to 40 years
Durham - Petty	NC		516	19,358	52	516	19,410	19,926	575	2017	10/21/2021	5 to 40 years
Greenville - Laurens	SC		1,666	7,512	72	1,666	7,584	9,250	232	2015	10/21/2021	5 to 40 years
Greenville - Pleasantburg	SC		1,506	10,605	74	1,506	10,679	12,185	324	2017	10/21/2021	5 to 40 years
Nashville - 26th Avenue	TN		4,425	16,979	147	4,425	17,126	21,551	516	2018	10/21/2021	5 to 40 years
Savannah - E Victory	GA		1,127	21,213	76	1,127	21,289	22,416	631	2018	10/21/2021	5 to 40 years
Stanley	NC		1,792	12,343	80	1,792	12,423	14,215	380	2017	10/21/2021	5 to 40 years
Henrico - Cox Rd	VA		341	13,963	-	341	13,963	14,304	384	2016	11/16/2021	5 to 40 years
Portland - Riverside	ME		1,669	18,203	35	1,669	18,238	19,907	511	2020	12/2/2021	5 to 40 years
New Lenox - West Haven	IL		1,705	17,136	30	1,705	17,166	18,871	485	2020	12/8/2021	5 to 40 years
Orlando - E Colonial	FL		2,746	9,661	56	2,746	9,717	12,463	272	2002 / 2016	12/10/2021	5 to 40 years
Largo - Belcher	FL		1,715	16,833	121	1,715	16,954	18,669	468	2001	12/13/2021	5 to 40 years
Tampa - Gunn Highway	FL		2,113	15,166	79	2,113	15,245	17,358	427	2001	12/13/2021	5 to 40 years
Tampa - E Fletcher Ave	FL		2,076	13,699	136	2,076	13,835	15,911	390	2001	12/13/2021	5 to 40 years
Lakeland - Robin Rd	FL		1,103	11,522	44	1,103	11,566	12,669	319	2007	12/13/2021	5 to 40 years
Lutz - State Rd 54	FL		1,597	12,502	134	1,597	12,636	14,233	351	2001	12/13/2021	5 to 40 years
Tampa - Bruce D Downs Blvd	FL		1,276	13,061	165	1,276	13,226	14,502	369	2007	12/13/2021	5 to 40 years
Riverview - Boyete	FL		1,154	11,202	82	1,154	11,284	12,438	319	2002	12/13/2021	5 to 40 years
Seffner	FL		1,377	16,929	89	1,377	17,018	18,395	475	2000	12/13/2021	5 to 40 years
Spring Hill	FL		954	12,895	45	954	12,940	13,894	358	2004	12/13/2021	5 to 40 years
Largo - Starkey	FL		1,692	16,864	102	1,692	16,966	18,658	468	1990	12/13/2021	5 to 40 years
Wesley Chapel	FL		1,664	17,377	163	1,664	17,540	19,204	490	2008	12/13/2021	5 to 40 years
Tampa - W Fletcher Ave	FL		2,277	12,550	120	2,277	12,670	14,947	358	2003	12/13/2021	5 to 40 years
Decatur - Covington	GA		2,452	13,126	114	2,452	13,240	15,692	366	1999	12/13/2021	5 to 40 years
Lithia Springs	GA		2,057	8,978	92	2,057	9,070	11,127	254	1996 / 2014	12/13/2021	5 to 40 years
Lithonia	GA		3,006	19,232	257	3,006	19,489	22,495	533	1999	12/13/2021	5 to 40 years

					Cost
					Capitalized
					Subsequent							Life on
					to	Gross Amount at Which						which
			Initial Cost to Company		Acquisition	Carried at Close of Period						depreciation
				Building,	Building,		Building,					in latest
				Equipment	Equipment		Equipment					income
New		Encum		and	and		and		Accum.	Date of	Date	statement
Description	ST	brance	Land	Impvmts.	Impvmts.	Land	Impvmts.	Total	Deprec.	Const.	Acquired	is computed
Norcross	GA		1,572	8,064	127	1,572	8,191	9,763	227	1994	12/13/2021	5 to 40 years
Roswell	GA		2,134	6,447	78	2,134	6,525	8,659	181	1998	12/13/2021	5 to 40 years
Shady Springs	GA		2,688	11,397	57	2,688	11,454	14,142	314	1999	12/13/2021	5 to 40 years
Stockbridge	GA		3,275	17,738	95	3,275	17,833	21,108	489	1998	12/13/2021	5 to 40 years
Stone Mountain	GA		2,961	12,119	86	2,961	12,205	15,166	341	2001	12/13/2021	5 to 40 years
Batavia	IL		1,881	17,160	126	1,881	17,286	19,167	475	1990	12/13/2021	5 to 40 years
Chicago - N Des Plaines	IL		5,276	19,420	189	5,276	19,609	24,885	538	2003	12/13/2021	5 to 40 years
Lake Zurich	IL		887	13,438	94	887	13,532	14,419	372	2002	12/13/2021	5 to 40 years
Sanford - W SR 46	FL		2,989	10,924	53	2,989	10,977	13,966	311	2015	12/15/2021	5 to 40 years
Broomfield	CO		2,652	13,159	65	2,652	13,224	15,876	346	2017	12/16/2021	5 to 40 years
Loveland	CO		1,074	15,781	71	1,074	15,852	16,926	408	2017	12/16/2021	5 to 40 years
Palmetto - 96th St E	FL		737	19,623	30	737	19,653	20,390	513	2020	12/20/2021	5 to 40 years
Southington	CT		1,111	7,913	47	1,111	7,960	9,071	209	2019	12/28/2021	5 to 40 years
Milford	CT		2,613	16,328	76	2,613	16,404	19,017	424	2018	12/28/2021	5 to 40 years
Meriden	CT		1,123	9,205	123	1,123	9,328	10,451	237	2008	12/28/2021	5 to 40 years
Glastonbury	CT		1,556	9,575	56	1,556	9,631	11,187	245	2006	12/28/2021	5 to 40 years
Plainville	CT		2,166	10,137	67	2,166	10,204	12,370	260	2006	12/28/2021	5 to 40 years
West Hartford - New Park Ave	CT		1,892	12,111	122	1,892	12,233	14,125	313	2008	12/28/2021	5 to 40 years
San Marcos	CA		5,177	24,367	107	5,177	24,474	29,651	616	1984	1/4/2022	5 to 40 years
Riverside	CA		3,269	35,291	76	3,269	35,367	38,636	891	1997	1/4/2022	5 to 40 years
Beaumont	CA		3,011	36,149	74	3,011	36,223	39,234	916	2007	1/4/2022	5 to 40 years
Moreno Valley	CA		1,954	19,652	69	1,954	19,721	21,675	498	1994	1/4/2022	5 to 40 years
Pomona	CA		2,781	12,332	53	2,781	12,385	15,166	314	1974	1/4/2022	5 to 40 years
Capistrano Beach	CA		4,129	15,453	36	4,129	15,489	19,618	390	1998	1/4/2022	5 to 40 years
Charleston - Grand Oaks Blvd	SC		1,544	14,354	73	1,544	14,427	15,971	310	2021	3/11/2022	5 to 40 years
Winston Salem	NC		928	15,781	70	928	15,851	16,779	336	2021	3/11/2022	5 to 40 years
Savannah	GA		1,453	14,165	61	1,453	14,226	15,679	303	2020	3/11/2022	5 to 40 years
Chicago - N Broadway	IL		3,108	10,010	107	3,108	10,117	13,225	230	1920	3/15/2022	5 to 40 years
Plano	TX		1,086	8,667	5	1,086	8,672	9,758	189	2019	3/15/2022	5 to 40 years
Little Elm	TX		1,892	17,260	42	1,892	17,302	19,194	379	2018	3/15/2022	5 to 40 years
Garland	TX		1,103	9,288	45	1,103	9,333	10,436	204	2019	3/15/2022	5 to 40 years
Flower Mound	TX		2,080	15,313	50	2,080	15,363	17,443	339	2018	3/15/2022	5 to 40 years
Durham	NC		1,010	8,723	42	1,010	8,765	9,775	188	2015	3/15/2022	5 to 40 years
Raleigh	NC		1,018	11,979	42	1,018	12,021	13,039	256	2015	3/15/2022	5 to 40 years
Spring Lake	NC		995	21,199	54	995	21,253	22,248	450	2014	3/15/2022	5 to 40 years
Baltimore	MD		1,640	19,856	68	1,640	19,924	21,564	384	2019	3/28/2022	5 to 40 years
Brooklyn - McDonald Ave	NY		10,287	25,281	4	10,287	25,285	35,572	482	2019	4/4/2022	5 to 40 years
Clearwater	FL		3,344	13,510	29	3,344	13,539	16,883	231	2008	4/19/2022	5 to 40 years
Tampa	FL		2,331	16,165	39	2,331	16,204	18,535	276	2018	4/19/2022	5 to 40 years
Tampa	FL		2,219	14,139	30	2,219	14,169	16,388	247	2017	4/19/2022	5 to 40 years
Jonesboro	GA		1,333	14,903	4	1,333	14,907	16,240	261	2019	4/22/2022	5 to 40 years
Worchester	MA		810	19,040	56	810	19,096	19,906	330	2017	4/25/2022	5 to 40 years
Tampa	FL		3,712	13,307	65	3,712	13,372	17,084	231	2017	5/10/2022	5 to 40 years
Lake Worth	FL		5,101	31,079	27	5,101	31,106	36,207	528	2020	5/12/2022	5 to 40 years
Niagara Falls	NY		574	17,792	95	574	17,887	18,461	267	2014	5/17/2022	5 to 40 years
Orchard Park	NY		951	12,802	81	951	12,883	13,834	192	1996	5/17/2022	5 to 40 years

					Cost
					Capitalized
					Subsequent							Life on
					to	Gross Amount at Which						which
			Initial Cost to Company		Acquisition	Carried at Close of Period						depreciation
				Building,	Building,		Building,					in latest
				Equipment	Equipment		Equipment					income
New		Encum		and	and		and		Accum.	Date of	Date	statement
Description	ST	brance	Land	Impvmts.	Impvmts.	Land	Impvmts.	Total	Deprec.	Const.	Acquired	is computed
Houston	TX		1,273	15,614	61	1,273	15,675	16,948	249	2007	5/17/2022	5 to 40 years
Miami - SW 39th Ave	FL		3,563	18,171	55	3,563	18,226	21,789	270	2020	5/31/2022	5 to 40 years
Westminster	CA		5,967	6,571	46	5,967	6,617	12,584	84	1987	6/21/2022	5 to 40 years
Cornelius	NC		428	19,428	16	428	19,444	19,872	263	2018	7/6/2022	5 to 40 years
Hamburg	NY		729	3,312	0	729	3,312	4,041	36	2022	8/5/2022	5 to 40 years
North Las Vegas	NV		2,354	26,511	14	2,354	26,525	28,879	289	2021	8/12/2022	5 to 40 years
Bruckner	NY		8,079	20,734	0	8,079	20,734	28,813	176	2019	8/12/2022	5 to 40 years
Riverside	CA		1,324	9,292	23	1,324	9,315	10,639	79	2009	8/23/2022	5 to 40 years
Gilbert	AZ		3,959	26,255	31	3,959	26,286	30,245	232	2018	8/24/2022	5 to 40 years
Machester	MO		1,503	11,841	29	1,503	11,870	13,373	101	2019	9/14/2022	5 to 40 years
St. Louis - Chippewa	MO		1,514	11,577	27	1,514	11,604	13,118	97	2010	9/14/2022	5 to 40 years
St. Louis - Big Bend	MO		1,638	15,142	39	1,638	15,181	16,819	128	2015	9/14/2022	5 to 40 years
Kirkwood	MO		1,822	25,402	26	1,822	25,428	27,250	221	2020	9/14/2022	5 to 40 years
St. Louis - Manchester	MO		1,736	19,739	27	1,736	19,766	21,502	166	2015	9/14/2022	5 to 40 years
Wareham	MA		640	15,820	3	640	15,823	16,463	100	2003	9/21/2022	5 to 40 years
East Naples	FL		1,830	15,369	31	1,830	15,400	17,230	103	2022	9/22/2022	5 to 40 years
Phoenix - E Indian School	AZ		2,917	26,234	6	2,917	26,240	29,157	166	1992	10/13/2022	5 to 40 years
Phoenix - N 16th	AZ		2,183	21,629	4	2,183	21,633	23,816	137	2004	10/13/2022	5 to 40 years
Tempe	AZ		1,898	11,085	7	1,898	11,092	12,990	71	1996	10/13/2022	5 to 40 years
Phoenix - E Thunderbird	AZ		1,958	16,995	6	1,958	17,001	18,959	108	1998	10/13/2022	5 to 40 years
Cave Creek	AZ		1,321	27,102	6	1,321	27,108	28,429	171	2003	10/13/2022	5 to 40 years
San Tan Valley	AZ		930	14,717	5	929	14,723	15,652	95	2007	10/13/2022	5 to 40 years
Burnsville	MN		2,622	9,229	7	2,622	9,236	11,858	63	1977	10/13/2022	5 to 40 years
Construction in Progress			—	—	43,231	—	43,231	43,231	—	2022
Corporate Office	NY		—	68	49,689	1,633	48,124	49,757	29,602	2000	5/1/2000	5 to 40 years
		$36,258	$1,292,431	$5,984,846	$894,529	$1,307,425	$6,864,381	$8,171,806	$1,170,520

(dollars in thousands)

	December 31,	December 31,	December 31,
	2022	2021	2020
Cost:
Balance at beginning of period	$7,090,457	$5,330,323	$4,749,473
Additions during period:
Acquisitions through foreclosure	—	—	—
Other acquisitions	992,613	1,675,366	523,922
Improvements, etc.	102,496	85,515	57,437
	1,095,109	1,760,881	581,359
Deductions during period:
Cost of assets disposed	(13,760)	(747)	(509)
Impairment write-down	—	—	—
Casualty loss	—	—	—
	(13,760)	(747)	(509)
Balance at close of period	$8,171,806	$7,090,457	$5,330,323
Accumulated Depreciation:
Balance at beginning of period	$1,007,650	$873,178	$756,333
Additions during period:
Depreciation expense	172,717	134,773	117,168
	172,717	134,773	117,168
Deductions during period:
Accumulated depreciation of assets disposed	(9,847)	(301)	(323)
Accumulated depreciation on impaired asset	—	—	—
Accumulated depreciation on casualty loss	—	—	—
	(9,847)	(301)	(323)
Balance at close of period	$1,170,520	$1,007,650	$873,178

The aggregate cost of real estate for U.S. federal income tax purposes is $7,974,006 at December 31, 2022.