Form 10-Q
period 2023-03-31
LIFE STORAGE, INC.; LIFE STORAGE LP
filed 2023-05-03
CIK 944314, 1060224

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

or

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

As of April 26, 2023, 85,089,732 shares of Common Stock, $.01 par value per share, were outstanding.

EXPLANATORY NOTE

This report combines the quarterly reports on Form 10-Q for the period ended March 31, 2023 of Life Storage, Inc. (the “Parent Company”) and Life Storage LP (the “Operating Partnership”). The Parent Company is a real estate investment trust, or REIT, that owns its assets and conducts its operations through the Operating Partnership, a Delaware limited partnership, and subsidiaries of the Operating Partnership. The Parent Company, the Operating Partnership and their consolidated subsidiaries are collectively referred to in this report as the “Company.” In addition, terms such as “we,” “us,” or “our” used in this report may refer to the Company, the Parent Company and/or the Operating Partnership.

Life Storage Holdings, Inc., a wholly owned subsidiary of the Parent Company (“Holdings”), is the sole general partner of the Operating Partnership; the Parent Company is a limited partner of the Operating Partnership, and through its ownership of Holdings and its limited partnership interest, controls the operations of the Operating Partnership, holding a 97.9% ownership interest therein as of March 31, 2023, assuming the conversion of all preferred operating partnership units at that date. The remaining ownership interests in the Operating Partnership are held by certain former owners of assets acquired by the Operating Partnership. As the owner of the sole general partner of the Operating Partnership, the Parent Company has full and complete authority over the Operating Partnership’s day-to-day operations and management.

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

Part I. Financial Information

Item 1. Financial Statements

LIFE STORAGE, INC.

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except share data)	March 31, 2023 (unaudited)	December 31, 2022
Assets
Investment in storage facilities:
Land	$1,309,475	$1,307,425
Building, equipment, and construction in progress	6,886,522	6,864,381
	8,195,997	8,171,806
Less: accumulated depreciation	(1,215,348)	(1,170,520)
Investment in storage facilities, net	6,980,649	7,001,286
Cash and cash equivalents	32,765	24,406
Accounts receivable	23,281	24,153
Receivable from unconsolidated joint ventures	795	1,562
Investment in unconsolidated joint ventures	276,436	275,190
Prepaid expenses	14,165	10,363
Trade name	16,500	16,500
Other assets	31,963	34,270
Total Assets	$7,376,554	$7,387,730
Liabilities
Line of credit	$619,000	$595,000
Term notes, net	2,752,580	2,751,632
Accounts payable and accrued liabilities	136,409	148,130
Deferred revenue	34,530	33,192
Mortgages payable	32,466	36,258
Total Liabilities	3,574,985	3,564,212
Noncontrolling redeemable Preferred Operating Partnership Units at redemption value	30,090	89,077
Noncontrolling redeemable Common Operating Partnership Units (see Note 2)	201,373	107,074
Shareholders’ Equity
Common stock $.01 par value, 200,000,000 shares authorized, 85,061,573 shares outstanding at March 31, 2023 (85,019,884 at December 31, 2022)	851	850
Additional paid-in capital	3,884,890	3,886,317
Dividends in excess of net income	(317,570)	(261,510)
Accumulated other comprehensive loss	(2,978)	(3,207)
Total Shareholders’ Equity	3,565,193	3,622,450
Noncontrolling interest in consolidated subsidiary	4,913	4,917
Total Equity	3,570,106	3,627,367
Total Liabilities and Equity	$7,376,554	$7,387,730

See notes to consolidated financial statements.

LIFE STORAGE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended March 31,
(dollars in thousands, except per share data)	2023	2022
Revenues
Rental income	$240,483	$205,509
Tenant reinsurance	20,291	17,267
Other operating income	12,828	10,714
Total operating revenues	273,602	233,490
Expenses
Property operations and maintenance	47,306	42,368
Tenant reinsurance	9,220	6,847
Real estate taxes	27,437	24,523
General and administrative	27,818	15,826
Depreciation and amortization	47,769	46,401
Total operating expenses	159,550	135,965
Gain on sale of non-real estate assets	686	—
Income from operations	114,738	97,525
Other income (expenses)
Interest expense	(33,113)	(24,240)
Interest and dividend income	12	15
Equity in income of joint ventures	1,629	2,118
Net income	83,266	75,418
Net income attributable to noncontrolling preferred interests in the Operating Partnership	(330)	(996)
Net income attributable to noncontrolling common interests in the Operating Partnership	(1,333)	(847)
Net loss attributable to noncontrolling interests in consolidated subsidiary	5	—
Net income attributable to common shareholders	$81,608	$73,575
Earnings per common share attributable to common shareholders – basic	$0.96	$0.88
Earnings per common share attributable to common shareholders – diluted	$0.96	$0.88
Common shares used in basic earnings per share calculation	84,935,860	83,644,426
Common shares used in diluted earnings per share calculation	85,378,412	83,837,773
Dividends declared per common share	$1.20	$1.00

See notes to consolidated financial statements.

LIFE STORAGE, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

	Three Months Ended March 31,
(dollars in thousands)	2023	2022
Net income	$83,266	$75,418
Other comprehensive income:
Effective portion of gain on derivatives net of reclassification to interest expense	229	229
Total comprehensive income	83,495	75,647
Comprehensive income attributable to noncontrolling interests in the Operating Partnership	(1,667)	(1,846)
Comprehensive income attributable to common shareholders	$81,828	$73,801

See notes to consolidated financial statements.

LIFE STORAGE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(dollars in thousands)	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022
Operating Activities
Net income	$83,266	$75,418
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	47,769	46,401
Amortization of debt issuance costs and bond discount	1,537	1,328
Equity in income of joint ventures	(1,629)	(2,118)
Distributions from unconsolidated joint ventures	4,751	4,024
Non-vested stock earned	1,764	1,661
Other	(3,915)	(149)
Changes in assets and liabilities (excluding the effects of acquisitions):
Accounts receivable	872	(406)
Prepaid expenses	(3,654)	(2,396)
Receipts from (advances to) joint ventures	767	(471)
Accounts payable and other liabilities	(11,912)	(19,233)
Deferred revenue	1,338	1,284
Net cash provided by operating activities	120,954	105,343
Investing Activities
Acquisition of storage facilities, net of cash acquired	—	(350,662)
Improvements, equipment additions, and construction in progress	(25,500)	(15,985)
Proceeds from sale of non-real estate assets	1,198	—
Investment in unconsolidated joint ventures	(4,122)	(3,450)
Property deposits	645	1,260
Net cash used in investing activities	(27,779)	(368,837)
Financing Activities
Net proceeds from sale of common stock	—	92,943
Proceeds from line of credit	110,000	170,000
Repayments of line of credit	(86,000)	(35,000)
Dividends paid - common stock	(102,028)	(83,637)
Distributions to noncontrolling interest holders	(2,249)	(1,978)
Issuance of operating partnership units	58,576	—
Redemption of operating partnership units	(58,318)	(75)
Mortgage principal payments	(3,727)	(129)
Net cash (used in) provided by financing activities	(83,746)	142,124
Net increase (decrease) in cash and restricted cash	9,429	(121,370)
Cash and restricted cash at beginning of period	29,461	176,434
Cash and restricted cash at end of period	$38,890	$55,064
Supplemental cash flow information
Cash paid for interest, net of interest capitalized	$24,192	$15,319
Cash paid (received) for income taxes, net of refunds	$59	$(172)

See notes to consolidated financial statements.

LIFE STORAGE LP

CONSOLIDATED BALANCE SHEETS

(dollars in thousands)	March 31, 2023 (unaudited)	December 31, 2022
Assets
Investment in storage facilities:
Land	$1,309,475	$1,307,425
Building, equipment, and construction in progress	6,886,522	6,864,381
	8,195,997	8,171,806
Less: accumulated depreciation	(1,215,348)	(1,170,520)
Investment in storage facilities, net	6,980,649	7,001,286
Cash and cash equivalents	32,765	24,406
Accounts receivable	23,281	24,153
Receivable from unconsolidated joint ventures	795	1,562
Investment in unconsolidated joint ventures	276,436	275,190
Prepaid expenses	14,165	10,363
Trade name	16,500	16,500
Other assets	31,963	34,270
Total Assets	$7,376,554	$7,387,730
Liabilities
Line of credit	$619,000	$595,000
Term notes, net	2,752,580	2,751,632
Accounts payable and accrued liabilities	136,409	148,130
Deferred revenue	34,530	33,192
Mortgages payable	32,466	36,258
Total Liabilities	3,574,985	3,564,212
Limited partners’ preferred redeemable capital interest at redemption value (1,190,407 and 3,523,113 units outstanding at March 31, 2023 and December 31, 2022, respectively)	30,090	89,077
Limited partners’ common redeemable capital interest (see Note 2) (1,602,323 and 1,041,260 units outstanding at March 31, 2023 and December 31, 2022, respectively)	201,373	107,074
Partners’ Capital
General partner (893,777 and 893,360 units outstanding at March 31, 2023 and December 31, 2022, respectively)	38,019	38,247
Limited partners (84,167,796 and 84,126,524 units outstanding at March 31, 2023 and December 31, 2022, respectively)	3,530,152	3,587,410
Accumulated other comprehensive loss	(2,978)	(3,207)
Total Controlling Partners’ Capital	3,565,193	3,622,450
Noncontrolling interest in consolidated subsidiary	4,913	4,917
Total Partners' Capital	3,570,106	3,627,367
Total Liabilities and Partners’ Capital	$7,376,554	$7,387,730

See notes to consolidated financial statements.

LIFE STORAGE LP

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended March 31,
(dollars in thousands, except per unit data)	2023	2022
Revenues
Rental income	$240,483	$205,509
Tenant reinsurance	20,291	17,267
Other operating income	12,828	10,714
Total operating revenues	273,602	233,490
Expenses
Property operations and maintenance	47,306	42,368
Tenant reinsurance	9,220	6,847
Real estate taxes	27,437	24,523
General and administrative	27,818	15,826
Depreciation and amortization	47,769	46,401
Total operating expenses	159,550	135,965
Gain on sale of non-real estate assets	686	—
Income from operations	114,738	97,525
Other income (expenses)
Interest expense	(33,113)	(24,240)
Interest and dividend income	12	15
Equity in income of joint ventures	1,629	2,118
Net income	83,266	75,418
Net income attributable to noncontrolling preferred interests in the Operating Partnership	(330)	(996)
Net income attributable to noncontrolling common interests in the Operating Partnership	(1,333)	(847)
Net income attributable to noncontrolling interests in consolidated subsidiary	5	—
Net income attributable to common unitholders	$81,608	$73,575
Earnings per common unit attributable to common unitholders – basic	$0.96	$0.88
Earnings per common unit attributable to common unitholders – diluted	$0.96	$0.88
Common units used in basic earnings per unit calculation	84,935,860	83,644,426
Common units used in diluted earnings per unit calculation	85,378,412	83,837,773
Distributions declared per common unit	$1.20	$1.00
Net income attributable to general partner	$833	$754
Net income attributable to limited partners	$80,775	$72,821

See notes to consolidated financial statements.

LIFE STORAGE LP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

	Three Months Ended March 31,
(dollars in thousands)	2023	2022
Net income	$83,266	$75,418
Other comprehensive income:
Effective portion of gain on derivatives net of reclassification to interest expense	229	229
Total comprehensive income	83,495	75,647
Comprehensive income attributable to noncontrolling interests in the Operating Partnership	(1,667)	(1,846)
Comprehensive income attributable to common unitholders	$81,828	$73,801

See notes to consolidated financial statements.

LIFE STORAGE LP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(dollars in thousands)	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022
Operating Activities
Net income	$83,266	$75,418
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	47,769	46,401
Amortization of debt issuance costs and bond discount	1,537	1,328
Equity in income of joint ventures	(1,629)	(2,118)
Distributions from unconsolidated joint ventures	4,751	4,024
Non-vested stock earned	1,764	1,661
Other	(3,915)	(149)
Changes in assets and liabilities (excluding the effects of acquisitions):
Accounts receivable	872	(406)
Prepaid expenses	(3,654)	(2,396)
Receipts from (advances to) joint ventures	767	(471)
Accounts payable and other liabilities	(11,912)	(19,233)
Deferred revenue	1,338	1,284
Net cash provided by operating activities	120,954	105,343
Investing Activities
Acquisition of storage facilities, net of cash acquired	—	(350,662)
Improvements, equipment additions, and construction in progress	(25,500)	(15,985)
Proceeds from sale of non-real estate assets	1,198	—
Investment in unconsolidated joint ventures	(4,122)	(3,450)
Property deposits	645	1,260
Net cash used in investing activities	(27,779)	(368,837)
Financing Activities
Net proceeds from sale of partnership units	—	92,943
Proceeds from line of credit	110,000	170,000
Repayments of line of credit	(86,000)	(35,000)
Distributions to unitholders	(102,028)	(83,637)
Distributions to noncontrolling interest holders	(2,249)	(1,978)
Issuance of operating partnership units	58,576	—
Redemption of operating partnership units	(58,318)	(75)
Mortgage principal payments	(3,727)	(129)
Net cash (used in) provided by financing activities	(83,746)	142,124
Net increase (decrease) in cash and restricted cash	9,429	(121,370)
Cash and restricted cash at beginning of period	29,461	176,434
Cash and restricted cash at end of period	$38,890	$55,064
Supplemental cash flow information
Cash paid for interest, net of interest capitalized	$24,192	$15,319
Cash paid (received) for income taxes, net of refunds	$59	$(172)

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. BASIS OF PRESENTATION

The accompanying unaudited financial statements of Life Storage, Inc. (the “Parent Company”) and Life Storage LP (the “Operating Partnership”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023.

2. ORGANIZATION

The Parent Company operates as a self-administered and self-managed real estate investment trust (a “REIT”) that owns and operates self-storage properties. All of the Parent Company’s assets are owned by, and all its operations are conducted through, the Operating Partnership. Life Storage Holdings, Inc., a wholly owned subsidiary of the Parent Company (“Holdings”), is the sole general partner of the Operating Partnership; the Parent Company is a limited partner of the Operating Partnership and, through its ownership of Holdings and its limited partnership interest, controls the operations of the Operating Partnership, holding a 97.9% ownership interest therein as of March 31, 2023, assuming the conversion of all preferred operating partnership units at that date. The remaining ownership interests in the Operating Partnership (the “Units”) are held by certain former owners of assets acquired by the Operating Partnership. The Parent Company, the Operating Partnership and their consolidated subsidiaries are collectively referred to in this report as the “Company.” In addition, terms such as “we,” “us,” or “our” used in this report may refer to the Company, the Parent Company and/or the Operating Partnership.

At March 31, 2023, we had an ownership interest in and/or managed 1,210 self-storage properties in 37 states and the District of Columbia. Among our 1,210 self-storage properties are 142 properties that we manage for unconsolidated joint ventures (see Note 10) and 310 properties that we manage and in which we have no ownership interest.

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

Included in the Parent Company’s consolidated balance sheets are noncontrolling redeemable Operating Partnership Units and included in the Operating Partnership’s consolidated balance sheets are limited partners’ redeemable capital interests at redemption value. These interests are presented in the “mezzanine” section of the consolidated balance sheets because they do not meet the functional definition of a liability or equity under current accounting literature. These represent the outside ownership interests of the limited partners in the Operating Partnership. During the three months ended March 31, 2023, 2,332,706 preferred Operating Partnership Units were converted to 561,063 common Operating Partnership Units. There were 1,602,323 and 1,041,260 common noncontrolling redeemable Operating Partnership Units outstanding at March 31, 2023 and December 31, 2022, respectively, and 1,190,407 and 3,523,113 preferred noncontrolling redeemable Operating Partnership Units outstanding at March 31, 2023 and December 31, 2022, respectively. The preferred noncontrolling redeemable Operating Partnership Units rank senior to all other partnership interests with respect to distributions and liquidation.

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

The Company accounts for the noncontrolling redeemable Operating Partnership Units under the provisions of Accounting Standards Codification (ASC) Topic 480-10-S99. The application of the ASC Topic 480-10-S99 accounting model requires the noncontrolling interest to follow normal noncontrolling interest accounting and then be marked to redemption value at the end of each reporting period if higher (but never adjusted below that normal noncontrolling interest accounting amount) for the common noncontrolling redeemable Operating Partnership Units. The offset to the adjustment to the carrying amount of the common noncontrolling redeemable Operating Partnership Units is reflected in the Company’s dividends in excess of net income and in the Operating Partnership’s general partner and limited partners capital balances. The value of common noncontrolling redeemable Operating Partnership Units at March 31, 2023 is equal to the number of common noncontrolling interest units outstanding multiplied by the fair market value of the Parent Company’s common stock at that date. Redemption value exceeded the value determined under the Company’s historical basis of accounting at March 31, 2023. Accordingly, in the accompanying consolidated balance sheets, common noncontrolling redeemable Operating Partnership Units are reflected at the normal noncontrolling interest accounting amount at December 31, 2022 and at redemption value at March 31, 2023. The redemption value of the common noncontrolling redeemable Operating Partnership Units was less than the normal noncontrolling interest amount at December 31, 2022. ASC Topic 480-10-S99 requires the preferred noncontrolling redeemable Operating Partnership Units to be valued at fair value as of the date of issuance and to continue to be recorded at the value determined at initial measurement plus any accrued distributions.

The following is a reconciliation of the Parent Company’s common noncontrolling redeemable Operating Partnership Units and the Operating Partnership’s limited partners’ redeemable common capital interest for the period:

(dollars in thousands)	Three Months Ended March 31, 2023
Beginning balance	$107,074
Net income attributable to noncontrolling common interests in the Operating Partnership	1,333
Issuance of units	58,576
Distributions	(1,250)
Adjustment to redemption value	35,640
Ending balance	$201,373

The following is a reconciliation of the Parent Company’s preferred noncontrolling redeemable Operating Partnership Units and the Operating Partnership’s limited partners’ redeemable preferred capital interest for the period:

(dollars in thousands)	Three Months Ended March 31, 2023
Beginning balance	$89,077
Net income attributable to noncontrolling preferred interests in the Operating Partnership	330
Redemption of units	(58,318)
Distributions	(999)
Ending balance	$30,090

The disaggregated revenues of the Company presented in accordance with ASC Topic 606 “Revenue from Contracts with Customers” are as follows:

(dollars in thousands)	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022
Rental income	$240,483	$205,509
Tenant reinsurance	20,291	17,267
Management and acquisition fee income	6,933	5,856
Other	5,895	4,858
Total operating revenues	$273,602	$233,490

Management and acquisition fee income is included in other operating income in the consolidated statements of operations.

During the three months ended March 31, 2023, approximately 15% and 15% of the Company’s revenue was derived from self-storage facilities in the states of Texas and Florida, respectively.

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

For the three months ended March 31, 2023 and 2022, the Company recorded compensation expense of $1,764,000 and $1,661,000, respectively, related to amortization of non-vested stock grants and performance-based awards.

During the three months ended March 31, 2023, no options were exercised by directors of the Company. During the three months ended March 31, 2022, 5,250 options were exercised by directors of the Company at a weighted average exercise price of $32.95 per share.

During the three months ended March 31, 2023, the Company issued 5,400 shares of non-vested stock to employees which vest over a period of five years from the respective grant dates. The per-share fair market value on the date of grant of the non-vested stock issued during the three months ended March 31, 2023 was $97.32, resulting in an aggregate fair value of $0.5 million. During the three months ended March 31, 2023 and 2022, 17,663 and 9,079 shares of non-vested stock, respectively, vested.

During the three months ended March 31, 2023, the Company granted performance-based awards that entitle recipients to earn up to 10,000 shares of Company stock if certain performance criteria are achieved over a three-year period. The Company estimated the aggregate fair value of the awards on the grant date to be $0.6 million.

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

(Dollars in thousands)	March 31, 2023	December 31, 2022	March 31, 2022
Cash	$32,765	$24,406	$50,206
Restricted cash	6,125	5,055	4,858
Total cash and restricted cash	$38,890	$29,461	$55,064

5. INVESTMENT IN STORAGE FACILITIES AND INTANGIBLE ASSETS

The following summarizes our activity in storage facilities during the three months ended March 31, 2023:

(dollars in thousands)
Cost:
Beginning balance	$8,171,806
Improvements and equipment additions	22,365
Net increase in construction in progress	3,232
Dispositions	(1,406)
Ending balance	$8,195,997
Accumulated Depreciation:
Beginning balance	$1,170,520
Additions during the period	45,722
Dispositions	(894)
Ending balance	$1,215,348

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

In-place customer leases are included in other assets on the Company’s consolidated balance sheets as follows:

(Dollars in thousands)	March 31, 2023	December 31, 2022
In-place customer leases	$118,216	$118,216
Accumulated amortization	(116,058)	(114,005)
Net carrying value at the end of period	$2,158	$4,211

Amortization expense related to in-place customer leases was $2.1 million and $5.6 million for the three months ended March 31, 2023 and 2022, respectively, and is included in depreciation and amortization expense in the consolidated statements of operations.

6. UNSECURED LINE OF CREDIT AND TERM NOTES

Borrowings outstanding on our unsecured line of credit and term notes are as follows:

(Dollars in thousands)	March 31, 2023	December 31, 2022
Revolving line of credit borrowings	$619,000	$595,000

Term note due April 8, 2024	$175,000	$175,000
Senior term note due July 1, 2026	600,000	600,000
Senior term note due December 15, 2027	450,000	450,000
Term note due July 21, 2028	200,000	200,000
Senior term note due June 15, 2029	350,000	350,000
Senior term note due October 15, 2030	400,000	400,000
Senior term note due October 15, 2031	600,000	600,000
Total term note principal balance outstanding	2,775,000	2,775,000
Less: unamortized debt issuance costs	(13,104)	(13,685)
Less: unamortized senior term note discount	(9,316)	(9,683)
Term notes payable	$2,752,580	$2,751,632

The Company's unsecured amended and restated credit facility includes a revolving credit facility with a limit of $1.25 billion and a maturity date of January 13, 2027. The revolving credit facility bears interest at a variable annual rate equal to Term SOFR plus a 0.10% SOFR adjustment plus a margin based on the Company's credit rating (at March 31, 2023, the margin is 0.775%) and requires an annual facility fee which varies based on the Company's credit rating (at March 31, 2023, the facility fee is 0.15%). The interest rate on the Company’s revolving credit facility at March 31, 2023 was approximately 5.68% (5.20% at December 31, 2022). At March 31, 2023, there was $630.9 million available on the unsecured line of credit. The Company has the option under the credit facility to increase the total aggregate borrowing capacity to $2.0 billion.

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

The 2031 Senior Notes, the 2030 Senior Notes, the 2029 Senior Notes, the 2027 Senior Notes and the 2026 Senior Notes (collectively the "Senior Notes") are all fully and unconditionally guaranteed by the Parent Company. The indenture under which the Senior Notes were issued restricts the ability of the Company and its subsidiaries to incur debt unless the Company and its consolidated subsidiaries comply with a leverage ratio not to exceed 60% and an interest coverage ratio of more than 1.5:1 on all outstanding debt, after giving effect to the incurrence of the debt. The indenture also restricts the ability of the Company and its subsidiaries to incur secured debt unless the Company and its consolidated subsidiaries comply with a secured debt leverage ratio not to exceed 40% after giving effect to the incurrence of the debt. The indenture also contains other financial and customary covenants, including a covenant not to own unencumbered assets with a value less than 150% of the unsecured indebtedness of the Company and its consolidated subsidiaries. At March 31, 2023, the Company was in compliance with such covenants.

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

The line of credit and term notes require the Company to meet certain financial covenants, measured on a quarterly basis, including prescribed leverage, fixed charge coverage, minimum net worth, limitations on additional indebtedness and limitations on dividend payouts. At March 31, 2023, the Company was in compliance with such covenants.

We believe that if operating results remain consistent with historical levels and levels of other debt and liabilities remain consistent with amounts outstanding at March 31, 2023, the entire availability on the line of credit could be drawn without violating our debt covenants.

The Company’s fixed rate term notes contain a provision that allows for the noteholders to call the debt upon a change of control of the Company at an amount that includes a make whole premium based on rates in effect on the date of the change of control.

Deferred debt issuance costs and the discount on the outstanding term notes are both presented as reductions of term notes in the accompanying consolidated balance sheets at March 31, 2023 and December 31, 2022. Amortization expense related to deferred debt issuance costs was $0.9 million and $0.7 million for the three months ended March 31, 2023 and 2022, respectively, and is included in interest expense in the consolidated statements of operations.

7. MORTGAGES PAYABLE AND DEBT MATURITIES

Mortgages payable at March 31, 2023 and December 31, 2022 consist of the following:

(dollars in thousands)	March 31, 2023	December 31, 2022
4.065% mortgage note due April 1, 2023, secured by one self- storage facility	$—	$3,620
5.26% mortgage note due November 1, 2023, secured by one self-storage facility with an aggregate net book value of $7.7 million, principal and interest paid monthly (effective interest rate 8.50%)	3,544	3,566
4.4625% mortgage notes due December 6, 2024, secured by three self-storage facilities with an aggregate net book value of $53.2 million, principal and interest paid monthly (effective interest rate 3.20%)	22,105	22,169
4.44% mortgage note due July 6, 2025, secured by one self-storage facility with an aggregate net book value of $13.0 million, principal and interest paid monthly (effective interest rate 4.44%)	6,075	6,108
5.99% mortgage note due May 1, 2026, secured by one self- storage facility with an aggregate net book value of $6.2 million, principal and interest paid monthly (effective interest rate 6.66%)	742	795
Total mortgages payable	$32,466	$36,258

On March 31, 2023, the Company paid the remaining outstanding principal balance on the 4.065% mortgage note due April 1, 2023.

The table below summarizes the Company’s debt obligations at March 31, 2023. The estimated fair value of financial instruments is subjective in nature and is dependent on a number of important assumptions, including discount rates and relevant comparable market information associated with each financial instrument. The fair value of the fixed rate term notes and mortgage notes were estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. These assumptions are considered Level 2 inputs within the fair value hierarchy as described in Note 9. The carrying values of our variable rate debt instruments approximate their fair values as these debt instruments bear interest at current market rates that approximate market participant rates. This is considered a Level 2 input within the fair value hierarchy. The use of different market assumptions and estimation methodologies may have a material effect on the reported estimated fair value amounts. Accordingly, the estimates presented below are not necessarily indicative of the amounts the Company would realize in a current market exchange.

		Expected Maturity Date Including Discount
(dollars in thousands)	2023	2024	2025	2026	2027	Thereafter	Total	Fair Value
Line of credit - variable rate SOFR + 0.775% (5.68% at March 31, 2023)	$—	$—	$—	$—	$619,000	$—	$619,000	$619,000
Notes Payable:
Term note - fixed rate 4.533%	—	175,000	—	—	—	—	175,000	170,785
Term note - fixed rate 3.50%	—	—	—	600,000	—	—	600,000	567,557
Term note - fixed rate 3.875%	—	—	—	—	450,000	—	450,000	423,097
Term note - fixed rate 3.67%	—	—	—	—	—	200,000	200,000	183,277
Term note - fixed rate 4.00%	—	—	—	—	—	350,000	350,000	322,533
Term note - fixed rate 2.20%	—	—	—	—	—	400,000	400,000	316,610
Term note - fixed rate 2.40%	—	—	—	—	—	600,000	600,000	462,816
Mortgage note - fixed rate 5.26%	3,544	—	—	—	—	—	3,544	3,502
Mortgage notes - fixed rate 4.4625%	—	22,105	—	—	—	—	22,105	20,943
Mortgage note - fixed rate 4.44%	94	131	5,850	—	—	—	6,075	5,798
Mortgage note - fixed rate 5.99%	163	229	243	107	—	—	742	741
Total	$3,801	$197,465	$6,093	$600,107	$1,069,000	$1,550,000	$3,426,466

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

The changes in AOCL for the three months ended March 31, 2023 and 2022 are summarized as follows:

(dollars in thousands)	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022
Accumulated other comprehensive loss beginning of period	$(3,207)	$(4,124)
Realized loss reclassified from accumulated other comprehensive loss to interest expense	229	229
Accumulated other comprehensive loss end of period	$(2,978)	$(3,895)

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

There are no assets or liabilities carried at fair value measured on a recurring basis on the consolidated balance sheets as of March 31, 2023 and December 31, 2022.

10. INVESTMENT IN JOINT VENTURES

A summary of the Company’s unconsolidated joint ventures is as follows:

Venture	Number of Properties at March 31, 2023	Company common ownership interest at March 31, 2023	Carrying value of investment at March 31, 2023	Carrying value of investment at December 31, 2022
Sovran HHF Storage Holdings LLC (“Sovran HHF”)[1]	37	20%	$63.0 million	$63.6 million
Sovran HHF Storage Holdings II LLC (“Sovran HHF II”)	22	15%	($2.6 million)	($2.4 million)
Life Storage-HIERS Storage LLC (“HIERS”)	17	20%	$13.8 million	$13.7 million
191 V Life Storage Holdings LLC ("191 V")	17	20%	$26.9 million	$27.5 million
GII Life Storage Holdings LLC (“GII”)	13	35%	$48.0 million	$48.6 million
LS HF8 ComRef LLC ("HF8")[2]	3	20%	$11.8 million	$11.9 million
LS HF9 ComRef Texas LLC ("HF9")[3]	4	20%	$13.6 million	$13.7 million
Life Storage HHF Wasatch Holdings LLC ("Wasatch")[4]	16	20%	$56.4 million	$52.8 million
Iskalo Office Holdings, LLC (“Iskalo”)[5]	N/A	49%	($2.3 million)	($2.3 million)
Life Storage Spacemax, LLC ("Spacemax")	6	40%	$13.5 million	$13.7 million
Life Storage ArrowMark Venture LLC ("ArrowMark Venture")[6]	N/A	50%	$5.9 million	$5.9 million
Joint ventures with properties in development stage[7]	5	Various	$16.1 million	$16.1 million
Other unconsolidated joint ventures	6	Various	$7.4 million	$7.6 million

[1]

As of March 31, 2023, the carrying value of the Company’s investment in Sovran HHF exceeds its share of the underlying equity in net assets of Sovran HHF by approximately $1.7 million as a result of the capitalization of certain acquisition-related costs in 2008. This difference is included in the carrying value of the investment. In June 2022, Sovran HHF acquired one additional self-storage facility for cash consideration of $33.4 million. The Company made an additional contribution of $6.7 million as the Company's share of this transaction.

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

[3]

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

[4]

In July 2022, the Company executed a joint venture agreement, Life Storage HHF Wasatch Holdings LLC, with an unrelated third-party with the purpose of acquiring and operating self-storage facilities. In September 2022, Wasatch acquired 15 self-storage facilities for a total contractual purchase price of $262.0 million. During 2022, the Company contributed $53.4 million to Wasatch as the Company's share of the initial capital investment in the joint venture. In February 2023, Wasatch acquired one additional self-storage facility for a total contractual purchase price of $22.4 million. During 2023, the Company made an additional contribution of $4.1 million as the Company's share of the cash required to fund this acquisition.

[5]	Iskalo owns the building that houses the Company’s headquarters. The Company paid rent to Iskalo of $0.4 million during each of the three months ended March 31, 2023 and March 31, 2022.

[6]

In October 2021, the Company executed a joint venture agreement, Life Storage ArrowMark Venture LLC, with the purpose of arranging and originating mortgage loans to owners of self-storage facilities throughout the United States. During 2022, the Company contributed $4.2 million to ArrowMark Venture as the Company's share of the funding of mortgage loans to third-parties. No contributions were made during 2023.

[7]

The Company has entered into five separate joint ventures, four of which are developing self-storage facilities in the New York City market and one of which is developing a self-storage facility in the Tampa, FL, market. The Company has not made any contributions to these joint ventures during 2023.

Based on the facts and circumstances of each of the Company’s joint ventures, the Company has determined that one of the joint ventures at March 31, 2023 is a variable interest entity (“VIE”) in accordance with ASC 810, “Consolidation.” The Company has consolidated that joint venture as it was determined that the Company has substantive participation rights over the activities as stipulated in the joint venture agreement and is the primary beneficiary of the joint venture. The Company used the voting model under ASC 810 to determine whether or not to consolidate the remaining joint ventures. Based upon each member’s substantive participation rights over the activities as stipulated in the joint venture agreements, none of the joint ventures evaluated under the voting model are consolidated by the Company. Due to the Company’s significant influence over the operations of each of these joint ventures, all above joint ventures are accounted for under the equity method of accounting.

The carrying values of the Company’s investments in joint ventures are assessed for other-than-temporary impairment on a periodic basis and no such impairments have been recorded on any of the Company’s investments in joint ventures.

As property manager of the self-storage facilities owned by each of the operational joint ventures, the Company earns management and/or call center fees based on a percentage of joint venture gross revenues. These fees earned from joint ventures, which are included in other operating income in the consolidated statements of operations, totaled $3.1 million and $2.5 million for the three months ended March 31, 2023 and 2022, respectively.

The Company’s share of the unconsolidated joint ventures’ income is as follows:

(dollars in thousands) Venture	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022
Sovran HHF	$1,015	$960
Sovran HHF II	539	475
191 V	(328)	633
Other unconsolidated joint ventures	403	50
	$1,629	$2,118

The Company does not guarantee the debt of any of its equity method investees.

We do not expect to have material future cash outlays relating to these joint ventures outside our share of capital required for future acquisitions of self-storage facilities, our share of capital for the origination of nonrecourse loans by ArrowMark Venture, our share of capital required for the development of properties under construction, and our share of the payoff of secured debt held by these joint ventures.

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

The Company recorded federal and state income tax expense of $1.2 million for the three months ended March 31, 2023. Of this amount, $0.2 million is included in gain on sale of non-real estate assets while the remainder is included in general and administrative expenses in the consolidated statements of operations. The Company recorded federal and state income tax expense of $0.4 million for the three months ended March 31, 2022. This amount is included in general and administrative expenses in the consolidated statements of operations. At March 31, 2023 and 2022, there were no material unrecognized tax benefits, and the Company had no interest or penalties relating to uncertain tax positions during the periods then ended. Interest and penalties relating to uncertain tax positions will be recognized in income tax expense when incurred. Income taxes payable by the Company and the net deferred tax liabilities of our taxable REIT subsidiaries are classified within accounts payable and accrued liabilities in the consolidated balance sheets, while prepaid income taxes are classified within prepaid expenses. As of March 31, 2023, the Company’s taxable REIT subsidiaries have deferred tax assets totaling $0.6 million and a deferred tax liability of $2.1 million. As of December 31, 2022, the Company’s taxable REIT subsidiaries had deferred tax assets of $0.5 million and a deferred tax liability of $2.0 million. The tax years 2019-2022 remain open to examination by the major taxing jurisdictions to which the Company is subject.

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

Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per common share of the Parent Company utilizing the two-class method.

(in thousands except per share data)	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022
Numerator:
Net income attributable to common shareholders	$81,608	$73,575
Denominator:
Denominator for basic earnings per share – weighted average shares	84,936	83,644
Effect of Dilutive Securities:
Stock options and non-vested stock	442	194
Denominator for diluted earnings per share – adjusted weighted average shares and assumed conversion	85,378	83,838
Basic earnings per common share attributable to common shareholders	$0.96	$0.88
Diluted earnings per common share attributable to common shareholders	$0.96	$0.88

Earnings Per Unit

The following table sets forth the computation of basic and diluted earnings per common unit of the Operating Partnership utilizing the two-class method.

(in thousands except per unit data)	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022
Numerator:
Net income attributable to common unitholders	$81,608	$73,575
Denominator:
Denominator for basic earnings per unit – weighted average units	84,936	83,644
Effect of Dilutive Securities:
Stock options and non-vested stock	442	194
Denominator for diluted earnings per unit – adjusted weighted average units and assumed conversion	85,378	83,838
Basic earnings per common unit attributable to common unitholders	$0.96	$0.88
Diluted earnings per common unit attributable to common unitholders	$0.96	$0.88

Not included in the effect of dilutive securities above for both earnings per share and earnings per unit are 144,992 unvested restricted shares for the three months ended March 31, 2023, and 123,436 unvested restricted shares for the three months ended March 31, 2022, because their effect would be antidilutive. Additionally, the effect of 1,190,407 preferred noncontrolling redeemable Operating Partnership Units are included in the effect of dilutive securities above for both earnings per share and earnings per unit for the three months ended March 31, 2023 as such Units became redeemable during September 2022. The effect of 3,590,603 preferred noncontrolling redeemable Operating Partnership Units is not included in the effect of dilutive securities above for both earnings per share and earnings per unit for the three months ended March 31, 2022 as such Units were not redeemable at March 31, 2022.

13. SHAREHOLDERS’ EQUITY

The following is a reconciliation of the changes in the Parent Company’s total shareholders’ equity for the three months ended March 31, 2023:

(dollars in thousands)	Common Stock	Additional Paid-in Capital	Dividends in Excess of Net Income	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance December 31, 2022	$850	$3,886,317	$(261,510)	$(3,207)	$3,622,450
Net impact of restricted stock issued and surrendered for taxes	1	(3,221)	—	—	(3,220)
Deferred compensation of Directors	—	30	—	—	30
Earned portion of non-vested stock	—	1,764	—	—	1,764
Adjustment to redemption value on noncontrolling redeemable Operating Partnership Units	—	—	(35,640)	—	(35,640)
Net income attributable to common shareholders	—	—	81,608	—	81,608
Amortization of terminated hedge included in AOCL	—	—	—	229	229
Dividends	—	—	(102,028)	—	(102,028)
Balance March 31, 2023	$851	$3,884,890	$(317,570)	$(2,978)	$3,565,193

The following is a reconciliation of the changes in the Parent Company’s total shareholders’ equity for the three months ended March 31, 2022:

(dollars in thousands)	Common Stock	Additional Paid-in Capital	Dividends in Excess of Net Income	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance December 31, 2021	$836	$3,697,000	$(314,713)	$(4,124)	$3,378,999
Net proceeds from issuance of common stock	7	92,764	—	—	92,771
Exercise of stock options	—	173	—	—	173
Earned portion of non-vested stock	—	1,661	—	—	1,661
Adjustment to redemption value on noncontrolling redeemable Operating Partnership units	—	—	10,924	—	10,924
Net income attributable to common shareholders	—	—	73,575	—	73,575
Amortization of terminated hedge included in AOCL	—	—	—	229	229
Dividends	—	—	(83,637)	—	(83,637)
Balance March 31, 2022	$843	$3,791,598	$(313,851)	$(3,895)	$3,474,695

On June 15, 2021, the Company entered into a continuous equity offering program ("2021 Equity Program") with multiple sales agents pursuant to which the Company was permitted to sell up to $500 million in aggregate offering price of shares of the Company's common stock. The 2021 Equity Program was replaced on August 11, 2022 when the Company entered into a new continuous equity offering program ("2022 Equity Program") with multiple sales agents pursuant to which the Company is permitted to sell up to $1 billion in aggregate offering price of shares of the Company's common stock. Actual sales under this continuous equity offering program will depend on a variety of factors and conditions, including, but not limited to, market conditions, the trading price of the Company’s common stock, and determinations of the appropriate sources of funding for the Company. The Company expects to offer, sell and issue shares of common stock under this equity program from time to time based on various factors and conditions, although the Company is under no obligation to sell any shares under this equity program. The 2021 Equity Program and the 2022 Equity Program are referred to collectively as the "Equity Programs."

During the three months ended March 31, 2023, the Company did not issue any shares of common stock under the Equity Programs.

During the three months ended March 31, 2022, the Company issued 686,712 shares of common stock under the Equity Programs at a weighted average issue price of $136.48 per share, generating net proceeds of $92.8 million after deducting $0.9 million of sales commissions paid to the sales agents (all other related expenses were minor during the period). The Company used such proceeds to fund a portion of the 18 storage facilities acquired during the three months ended March 31, 2022.

On August 2, 2017, the Company’s Board of Directors authorized the repurchase of up to $200 million of the Company’s outstanding common shares (“Buyback Program”). The Buyback Program allows the Company to purchase shares of its common stock in accordance with applicable securities laws on the open market, through privately negotiated transactions, or through other methods of acquiring shares. The Buyback Program may be suspended or discontinued at any time. The Company did not repurchase any outstanding common shares under the Buyback Program during the three months ended March 31, 2023 or during the three months ended March 31, 2022.

In 2013, the Company implemented a Dividend Reinvestment Plan which was suspended by the Company’s Board of Directors in 2017. As a result, the Company did not issue any shares under the Dividend Reinvestment Plan during the three months ended March 31, 2023 and 2022.

14. PARTNERS’ CAPITAL

The following is a reconciliation of the changes in the Operating Partnership's total partners’ capital for the three months ended March 31, 2023:

(dollars in thousands)	Life Storage Holdings, Inc. General Partner	Life Storage, Inc. Limited Partner	Accumulated Other Comprehensive Income (Loss)	Total Controlling Partners’ Capital
Balance December 31, 2022	$38,247	$3,587,410	$(3,207)	$3,622,450
Net impact of restricted stock issued and surrendered for taxes	(32)	(3,188)	—	(3,220)
Deferred compensation of Directors	1	29	—	30
Earned portion of non-vested stock	18	1,746	—	1,764
Adjustment to redemption value on noncontrolling redeemable Operating Partnership Units	—	(35,640)	—	(35,640)
Net income attributable to common unitholders	816	80,792	—	81,608
Amortization of terminated hedge included in AOCL	2	(2)	229	229
Distributions	(1,033)	(100,995)	—	(102,028)
Balance March 31, 2023	$38,019	$3,530,152	$(2,978)	$3,565,193

The following is a reconciliation of the changes in the Operating Partnership's total partners’ capital for the three months ended March 31, 2022:

(dollars in thousands)	Life Storage Holdings, Inc. General Partner	Life Storage, Inc. Limited Partner	Accumulated Other Comprehensive Income (Loss)	Total Controlling Partners’ Capital
Balance December 31, 2021	$36,131	$3,346,992	$(4,124)	$3,378,999
Net proceeds from issuance of Operating Partnership Units	927	91,844	—	92,771
Exercise of stock options	2	171	—	173
Earned portion of non-vested stock	17	1,644	—	1,661
Carrying value less than redemption value on redeemed noncontrolling interest	(1)	1	—	—
Adjustment to redemption value on noncontrolling redeemable Operating Partnership Units	—	10,924	—	10,924
Net income attributable to common unitholders	754	72,821	—	73,575
Amortization of terminated hedge included in AOCL	2	(2)	229	229
Distributions	(846)	(82,791)	—	(83,637)
Balance March 31, 2022	$36,986	$3,441,604	$(3,895)	$3,474,695

15. COMMITMENT AND CONTINGENCIES

The Company’s lease population is comprised of leases for land and/or buildings in which certain of the Company’s self-storage facilities operate, as well as leases of warehousing and corporate office space. All leases where the Company is the lessee qualify as operating leases and the Company does not have any financing leases as of March 31, 2023. At March 31, 2023 and December 31, 2022, the Company’s aggregate right-of-use assets total $17.1 million and $17.4 million, respectively, and are included in other assets on the consolidated balance sheets. The related lease liabilities at March 31, 2023 and December 31, 2022 total $16.9 million and $17.1 million, respectively, and are included in accounts payable and accrued liabilities on the consolidated balance sheets.

Expenses related to operating leases totaled $0.7 million for both the three months ended March 31, 2023 and 2022. At March 31, 2023, the weighted average remaining lease term and weighted average discount rate for the Company’s operating leases were 9.3 years and 4.60%, respectively.

At March 31, 2023, the Company has approximately $21.3 million of operating lease commitments, excluding variable consideration. The undiscounted future minimum lease payments are summarized by year in the table below:

(in thousands)
2023	$2,146
2024	2,584
2025	2,402
2026	2,483
2027	2,524
Thereafter	9,173
Total	$21,312

The difference between the amounts included in the table above and the aggregate lease liability recorded in the accompanying consolidated balance sheet at March 31, 2023 is the result of the impact of the discount rate on future minimum lease payments.

At March 31, 2023, the Company was under contract to acquire three self-storage facilities for an aggregate purchase price of $60.0 million. The purchase of these self-storage facilities is subject to customary conditions to closing, and there is no assurance that these facilities will be acquired.

At March 31, 2023, the Company has signed contracts in place with third-party contractors for expansion and enhancements at its existing facilities. The Company expects to pay $48.7 million under these contracts in 2023 and 2024.

16. SUBSEQUENT EVENTS

On April 2, 2023, the Company entered into an agreement and plan of merger (the "Merger Agreement") by and among the Parent Company, the Operating Partnership, Extra Space Storage Inc. ("Extra Space"), Extra Space Storage LP ("Extra Space OP"), Eros Merger Sub, LLC ("Eros Merger Sub") and Eros OP Merger Sub, LLC ("Eros OP Merger Sub"), pursuant to which Eros Merger Sub will merge with and into the Parent Company (the "Company Merger"), with the Parent Company surviving the Company Merger and remaining a wholly owned subsidiary of Extra Space and following certain conversion and contribution transactions, Eros OP Merger Sub will merge with and into the Operating Partnership (the "Partnership Merger" and together with the Company Merger, the "Mergers"), with the Operating Partnership surviving the Partnership Merger and becoming a wholly-owned subsidiary of Extra Space OP. At the effective time of the Company Merger (the "Company Merger Effective Time"), each share of common stock of the Parent Company outstanding immediately prior to the Company Merger Effective Time will be automatically converted into the right to receive 0.895 shares of Extra Space common stock. Additionally, each share of restricted Parent Company common stock that is issued and outstanding immediately prior to the Company Merger Effective Time will, as of immediately prior to the Company Merger Effective Time, become fully vested. Each performance stock unit with respect to shares of Parent Company common stock that is outstanding as of immediately prior to the Company Merger Effective Time will, as of immediately prior to the Company Merger Effective Time, be accelerated and vest with respect to the Parent Company performance stock units that would vest based on the actual achievement of the applicable performance conditions over the truncated performance period ending on the closing date of the Company Merger, determined in accordance with the terms of the applicable award agreement.

The respective boards of directors of the Parent Company and Extra Space have approved the Merger Agreement. The Mergers are expected to close during the second half of 2023 and are subject to certain conditions to closing, including (a) the approval of the Company Merger and other transactions contemplated by the Merger Agreement by the holders of at least two-thirds of the Parent Company's common stock, (b) the approval of the issuance of Extra Space common stock in the Company Merger by a majority of the votes cast by the holders of Extra Space common stock on such matter, (c) the shares of Extra Space common stock to be issued in the Company Merger will have been approved for listing on the New York Stock Exchange, (d) the Form S-4 to be filed by Extra Space to register the offer and sale of shares of Extra Space common stock to be issued in the Company Merger becoming effective, (e) the absence of any temporary restraining order, injunction or other legal order, and no law being enacted, which would have the effect of making illegal or otherwise prohibiting the consummation of the Mergers, (f) the receipt of certain legal opinions by each of the Parent Company and Extra Space and (g) other customary conditions specified in the Merger Agreement.

On April 3, 2023, the Company declared a quarterly dividend of $1.20 per common share. The dividend was paid on April 26, 2023 to shareholders of record on April 14, 2023. The total dividend paid amounted to $102.1 million.

During April 2023, holders of 1,190,407 preferred noncontrolling redeemable Operating Partnership Units elected to convert their preferred Units to common noncontrolling redeemable Operating Partnership Units. A total of 268,880 common noncontrolling redeemable Operating Partnership Units with an aggregate value of $29.8 million were issued as part of this conversion.

Subsequent to March 31, 2023, an unconsolidated joint venture of the Company acquired four self-storage facilities for an aggregate contractual purchase price of $150.0 million, of which the Company's share was $15.1 million.

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

There are a number of risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements contained in this report. Any forward-looking statements should be considered in light of the risks referenced in "Part I. Item 1A. Risk Factors" in our 2022 annual report on form 10-K filed with the Securities and Exchange Commission on February 24, 2023. Such factors include, but are not limited to:

•
adverse changes in general economic conditions, the real estate industry and in the markets in which we operate;
•
risks associated with our ability to consummate the Mergers with Extra Space and the timing and closing of the Mergers including, among other things, the ability of the Company to obtain shareholder approval required to consummate the Mergers, the satisfaction or waiver of other conditions to closing the Mergers, unanticipated difficulties or expenditures relating to the Mergers, potential difficulties in employee retention as a result of the Mergers, the occurrence of any event, change or other circumstances that could give rise to the termination of the Mergers and the outcome of legal proceedings instituted against the Company, its directors and others related to the Mergers;
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

RESULTS OF OPERATIONS

FOR THE PERIOD JANUARY 1, 2023 THROUGH MARCH 31, 2023, COMPARED TO THE PERIOD JANUARY 1, 2022 THROUGH MARCH 31, 2022

We recorded rental revenues of $240.5 million for the three months ended March 31, 2023, an increase of $35.0 million or 17.0% when compared to rental revenues of $205.5 million for the same period in 2022. This increase in rental revenues was driven by a $20.7 million, or 10.8%, increase in rental revenues at the 664 core properties considered in same store sales (the Company will include stores in its same store pool in the second year after the stores achieve 80% sustained occupancy using market rates and incentives; therefore, the 664 core properties considered in same store sales are those included in the consolidated results of operations since December 31, 2021, excluding stores not yet stabilized, three stores significantly impacted by natural disasters, and seven stores that were significantly expanded or fully replaced). The increase in same store rental revenues was a result of a 13.6% increase in rental income per square foot, partially offset by a 280 basis point decrease in average occupancy. Also affecting the overall increase in rental revenues was an increase of $14.3 million in rental revenues contributed by stores not included in the same store pool, primarily those acquired in 2022. We recorded tenant reinsurance revenues of $20.3 million for the three months ended March 31, 2023, an increase of $3.0 million or 17.5% when compared to tenant reinsurance revenues of $17.3 million for the same period in 2022. The increase in tenant reinsurance revenues is primarily due to the increase in stores owned or managed in 2022 and 2023. Other operating income, which includes merchandise sales and management fees and acquisition fees, increased by $2.1 million for the three months ended March 31, 2023 compared to the same period in 2022 primarily as a result of increased management fees due to an increase in managed properties and increased acquisition fee income earned related to the acquisition of self-storage facilities by certain of the Company's unconsolidated joint ventures.

Property operations and maintenance expenses increased $4.9 million or 11.7% during the three months ended March 31, 2023 compared to the same period in 2022. Property operations and maintenance expenses related to the 664 core properties considered in the same store pool increased by $1.8 million, or 5.1%, primarily as the result of increases in payroll expenses, utilities costs, insurance, internet marketing, and repairs and maintenance expenditures. The remainder of the increase in property operations and maintenance expenses is primarily the result of the net activity of the stores not included in the same store pool. Tenant reinsurance expenses increased $2.4 million or 34.7% in three months ended March 31, 2023 compared to the same period in 2022 primarily as the result of the increase in stores owned or managed in 2022 and 2023. Real estate tax expense increased $2.9 million during the three months ended March 31, 2023 as compared to the same period in 2022. The 664 core properties considered in the same store pool experienced a 5.3% increase in real estate taxes which is reflective of a net increase in property tax levies on those properties. In addition to the same store real estate tax expense increase, real estate taxes increased $1.7 million from stores not included in the same store pool.

Net operating income increased $30.6 million or 19.1% resulting from a 12.8% increase in our same store net operating income coupled with an increase of $13.2 million related to tenant reinsurance related income, management fee income, the gain on sale of non-real estate assets, and the properties not included in the same store pool.

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

The following table reconciles our net income presented in the consolidated financial statements to NOI generated by our self-storage facilities for the three months ended March 31, 2023 and 2022.

	Three Months ended March 31,
(dollars in thousands)	2023	2022
Net income	$83,266	$75,418
General and administrative	27,818	15,826
Depreciation and amortization	47,769	46,401
Interest expense	33,113	24,240
Interest income	(12)	(15)
Equity in income of joint ventures	(1,629)	(2,118)
Net operating income	$190,325	$159,752
Net operating income
Same store	$152,523	$135,169
Other stores, tenant reinsurance related income management fee income, and gain on sale of non-real estate assets	37,802	24,583
Total net operating income	$190,325	$159,752

Our 2023 same store results consist of only those properties that have been owned by the Company and included in our consolidated results since December 31, 2021, excluding stores not yet stabilized, three stores significantly impacted by natural disasters, and seven stores that were significantly expanded or fully replaced. We believe that same store results are meaningful measures to investors in evaluating our operating performance because, given the acquisitive nature of the industry, same store results provide information about the overall business after removing the results from those properties that were not consistent from year-to-year. Additionally, same store results are widely used in the real estate industry and the self-storage industry to measure performance. Same store results should be considered in addition to, but not as a substitute for, consolidated results in accordance with GAAP. The following table sets forth operating data for our 664 same store properties. These results provide information relating to property operating changes without the effects of acquisitions.

Same Store Summary

	Three Months ended March 31,		Percentage
(dollars in thousands)	2023	2022	Change
Same store rental income	$211,534	$190,883	10.8%
Same store other operating income	1,746	2,062	(15.3)%
Total same store operating income	213,280	192,945	10.5%
Payroll and benefits	12,754	12,368	3.1%
Real estate taxes	23,613	22,418	5.3%
Utilities	5,413	5,083	6.5%
Repairs and maintenance	6,295	5,995	5.0%
Office and other operating expenses	5,782	5,342	8.2%
Insurance	2,250	2,045	10.0%
Advertising	—	60	(100.0)%
Internet marketing	4,650	4,465	4.1%
Total same store operating expenses	60,757	57,776	5.2%
Same store net operating income	$152,523	$135,169	12.8%

			Change
Quarterly same store move ins	58,659	58,042	617
Quarterly same store move outs	61,161	57,040	4,121

We believe the increase in same store move ins was due to additional spaces available to rent as well as incremental demand linked to elevated levels of mobility, decluttering, and home buying during the three months ended March 31, 2023 as compared to the three months ended March 31, 2022. We believe the increase in same store move outs was a result of a higher number of existing customer rent increases during the three months ended March 31, 2023 as compared to the three months ended March 31, 2022.

General and administrative expenses for the three months ended March 31, 2023 increased $12.0 million or 75.8% when compared with the three months ended March 31, 2022. The most significant driver of this increase was advisory and other costs related to the merger agreement with Extra Space Storage and the evaluation of other offers received by the Company.

Depreciation and amortization expense increased to $47.8 million in the three months ended March 31, 2023 from $46.4 million in the same period of 2022 as a result of depreciation and customer list amortization related to those properties acquired in 2022.

Gain on sale of non-real estate assets increased by $0.7 million in the three months ended March 31, 2023 compared to the three months ended March 31, 2022 due to the strategic decision made by the Company to sell off its fleet of rental trucks in 2022 which continued in the first quarter of 2023.

Total interest expense increased by $8.9 million during the three months ended March 31, 2023 as compared to the same period in 2022 primarily as a result of higher interest rates on variable rate debt coupled with an increase in the amount outstanding on the Company's revolving credit facility.

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

Reconciliation of Net Income to Funds From Operations (unaudited)

	Three Months ended March 31,
(in thousands)	2023	2022
Net income attributable to common shareholders	$81,608	$73,575
Net income attributable to noncontrolling common interests in the Operating Partnership	1,333	847
Net income attributable to noncontrolling preferred interests in the Operating Partnership	330	—
Depreciation of real estate and amortization of intangible assets exclusive of debt issuance costs	47,573	45,866
Depreciation and amortization from unconsolidated joint ventures	3,187	1,802
Funds from operations allocable to noncontrolling interest in the Operating Partnership	(2,154)	(1,389)
Funds from operations available to common shareholders	$131,877	$120,701

LIQUIDITY AND CAPITAL RESOURCES

Our line of credit and term notes require us to meet certain financial covenants measured on a quarterly basis, including prescribed leverage, fixed charge coverage, minimum net worth, limitations on additional indebtedness, and limitations on dividend payouts. At March 31, 2023, the Company was in compliance with all debt covenants. In the event that the Company violates its debt covenants in the future, the amounts due under the agreements could be callable by the lenders and could adversely affect our credit rating requiring us to pay higher interest and other debt-related costs. We believe that if operating results remain consistent with historical levels and levels of other debt and liabilities remain consistent with amounts outstanding at March 31, 2023, the entire availability under our line of credit could be drawn without violating our debt covenants.

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

Cash flows from operating activities were $121.0 million and $105.3 million for the three months ended March 31, 2023 and 2022, respectively. The increase in operating cash flows in the 2023 period compared to the 2022 period was primarily due to the increase in net income after adjusting for non-cash items.

Cash used in investing activities was $27.8 million and $368.8 million for the three months ended March 31, 2023 and 2022, respectively. The decrease in cash used in investing activities in the 2023 period compared to the 2022 period was primarily due to the decreased volume of acquisitions, partially offset by an increase in investments in improvements and equipment additions in 2023.

Cash used in financing activities was $83.7 million for the three months ended March 31, 2023 and cash provided by financing activities was $142.1 million for the three months ended March 31, 2022. The change is primarily a result of a reduction in the Company's sales of shares of common stock under the Company’s continuous equity offering programs and increased dividends paid during the three months ended March 31, 2023 as compared to the three months ended March 31, 2022 in addition to a decrease in net borrowings on the Company's line of credit in the 2023 period compared to the 2022 period.

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

ACQUISITION AND DISPOSITION OF PROPERTIES

The Company did not acquire any self-storage facilities during the three months ended March 31, 2023.

In 2022, we acquired 49 self-storage facilities comprising 3.8 million square feet in Arizona (7), California (8), Florida (7), Georgia (2), Illinois (1), Maryland (1), Massachusetts (2), Minnesota (1), Missouri (5), Nevada (1), New York (3), North Carolina (5), South Carolina (1), and Texas (5), for a total purchase price of $974.0 million. The Company held an 85.8% ownership interest in one of the properties acquired prior to the acquisition of the remaining 14.2% ownership interest in the second quarter of 2022. Additionally, during the third quarter of 2022, the Company purchased an 83% ownership interest in a self-storage facility in New York from an unrelated joint venture partner that has been consolidated in the Company's financial statements. Additionally, nine of these facilities were managed by the Company for a third-party prior to acquisition. Based on the trailing financial information of the entities from which the properties were acquired, the weighted average capitalization rate for these acquisitions was 3.2%.

We may acquire additional stabilized or newly constructed properties in 2023, however, there is no assurance that the Company will do so. Additionally, there can be no assurance that if significant additional opportunities were to arise, we would be able to raise capital at a reasonable cost to allow us to take advantage of such opportunities. We are actively pursuing acquisitions in 2023 and at March 31, 2023, the Company was under contract to acquire three self-storage facilities for an aggregate purchase price of $60.0 million. The purchase of the self-storage facilities under contract is subject to customary conditions to closing, and there is no assurance that these facilities will be acquired.

The Company did not sell or otherwise dispose of any properties during the three months ended March 31, 2023 or during 2022.

As part of our ongoing strategy to improve overall operating efficiencies and portfolio quality, we may seek to sell self-storage facilities to third-parties or joint venture partners in 2023.

FUTURE ACQUISITION AND DEVELOPMENT PLANS

Our external growth strategy is to increase the number of facilities we own by acquiring suitable facilities in markets in which we already have operations or to expand into new markets by acquiring several facilities at once in those new markets. We are actively pursuing acquisitions in 2023, including potential acquisitions by unconsolidated joint ventures.

During the three months ended March 31, 2023, we added 106,000 square feet to existing properties for a total cost of approximately $14.8 million. We plan to complete a total of $50 million to $60 million of additional expansions and enhancements to our existing facilities in 2023, of which $33.8 million was paid as of March 31, 2023.

We also expect to continue investing in capital expenditures on our properties. This includes roofing, paving, and remodeling of store offices. For the three months ended March 31, 2023, we invested approximately $7.9 million in such improvements and we expect to invest approximately $25 million to $30 million for the remainder of 2023.

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

UMBRELLA PARTNERSHIP REIT

We are formed as an Umbrella Partnership Real Estate Investment Trust (“UPREIT”) and, as such, have the ability to issue Operating Partnership Units in exchange for properties sold by independent owners. By utilizing such Units as currency in facility acquisitions, we may obtain more favorable pricing or terms due to the seller’s ability to partially defer their income tax liability. As of March 31, 2023, 1,602,323 common Units and 1,190,407 preferred Units are outstanding. These Units had been issued in exchange for self-storage properties at the request of the sellers. During April 2023, holders of 1,190,407 preferred noncontrolling redeemable Operating Partnership Units elected to convert their preferred Units to common noncontrolling redeemable Operating Partnership Units. A total of 268,880 common noncontrolling redeemable Operating Partnership Units with an aggregate value of $29.8 million were issued as part of this conversion.

INTEREST RATE RISK

The primary market risk to which we believe we are exposed is interest rate risk, which may result from many factors, including government monetary and tax policies, domestic and international economic and political considerations, and other factors that are beyond our control.

Based on our outstanding unsecured floating rate debt of $619.0 million at March 31, 2023, a 100 basis point increase in interest rates would have a $6.2 million effect on our annual interest expense. This amount was determined by considering the impact of the hypothetical interest rates on our borrowing cost on March 31, 2023. This analysis does not consider the effects of the reduced level of overall economic activity that could exist in such an environment. Further, in the event of a change of such magnitude, we would consider taking actions to further mitigate our exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no changes in our capital structure.

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

RECENT ACCOUNTING PRONOUNCEMENTS

None that materially affect the Company.

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

Item 4. Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Parent Company

An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, has been conducted under the supervision of and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective at March 31, 2023. There have not been changes in the Company’s internal controls or in other factors that could significantly affect these controls during the quarter ended March 31, 2023.

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

Operating Partnership

An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, has been conducted under the supervision of and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective at March 31, 2023. There have not been changes in the Operating Partnership’s internal controls or in other factors that could significantly affect these controls during the quarter ended March 31, 2023.

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

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022 (“2022 Annual Report”), which could materially affect our business, financial condition or future results. Except as set forth below, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

Risks Related to the Pending Mergers with Extra Space

The exchange ratio will not be adjusted in the event of any change in the stock prices of either the Company or Extra Space.

Upon the consummation of the Mergers, each of our outstanding shares of common stock will be converted into the right to receive 0.895 shares of Extra Space common stock, with cash paid in lieu of any fractional shares, without interest. The exchange ratio of 0.895 was fixed in the Merger Agreement and, except for certain adjustments on account of changes in the capitalization of Extra Space or the Company, will not be adjusted for changes in the market prices of either shares of our common stock or shares of Extra Space common stock. Changes in the market price of shares of Extra Space common stock prior to the closing of the Mergers will affect the market value of the merger consideration that our shareholders and holders of partnership units in the Operating Partnership will receive upon closing of the Mergers. Stock price changes may result from a variety of factors (many of which are beyond the control of us and Extra Space), including the following factors:

•
market reaction to the announcement of the Mergers and the prospects of the combined company;
•
changes in the respective businesses, operations, assets, liabilities and prospects of either company;
•
changes in market assessments of the business, operations, financial position and prospects of either company or the combined company;
•
market assessments of the likelihood that the Mergers will close;
•
interest rates, general market and economic conditions and other factors generally affecting the market prices of our common stock and Extra Space common stock;
•
federal, state and local legislation, governmental regulation and legal developments in the businesses in which we and Extra Space operate; and
•
other factors beyond our control and that of Extra Space, including those described or referred to elsewhere in this “Risk Factors” section.

The market price of shares of Extra Space common stock at the closing of the Mergers may vary from its price on the date the Merger Agreement was executed, on the date of the joint proxy statement/prospectus and on the date of our special meeting. As a result, the market value of the merger consideration represented by the exchange ratio will also vary.

If the market price of shares of Extra Space common stock increases between the date the Merger Agreement was signed, the date of the joint proxy statement/prospectus or the date of our special meeting and the closing of the Mergers, our shareholders could receive shares of Extra Space common stock that have a market value upon completion of the Mergers that is greater than the market value of such shares calculated pursuant to the exchange ratio on the date the Merger Agreement was signed, the date of the joint proxy statement/prospectus or on the date of the special meeting, respectively. Conversely, if the market price of shares of Extra Space common stock declines between the date the Merger Agreement was signed, the date of the proxy statement/prospectus or the date of our special meeting and the closing of the Mergers, our shareholders could receive shares of Extra Space common stock that have a market value upon completion of the Mergers that is less than the market value of such shares calculated pursuant to the exchange ratio on the date the Merger Agreement was signed, the date of the joint proxy statement/prospectus or on the date of the special meeting, respectively.

Therefore, while the number of shares of Extra Space common stock to be issued per share of our common stock is fixed, our shareholders cannot be sure of the market value of the merger consideration they will receive upon completion of the Mergers.

Completion of the Mergers is subject to many closing conditions and if these conditions are not satisfied or waived, the Mergers will not be completed, which could result in the requirement that we pay certain termination fees.

The consummation of the Mergers is subject to certain conditions, including (a) the approval of the Merger Agreement by the holders of two-thirds of the outstanding shares of our common stock, (b) the approval of the issuance of Extra Space common stock in the Mergers by a majority of the votes cast by the holders of Extra Space common stock on such matter, (c) the shares of Extra Space common stock to be issued in the Company Merger having been approved for listing on the New York Stock Exchange, (d) the Form S-4 to be filed by Extra Space to register the offer and sale of shares of Extra Space common stock to be issued in the Company Merger becoming effective, (e) the absence of any temporary restraining order, injunction or other legal order, and no law being enacted, which would have the effect of making illegal or otherwise prohibiting the consummation of the Mergers, (f) the receipt of certain legal opinions by us and Extra Space and (g) other customary conditions specified in the Merger Agreement.

There can be no assurance that the conditions to closing of the Mergers will be satisfied or waived or that the Mergers will be completed. Failure to consummate the Mergers may adversely affect our results of operations and business prospects for the following reasons, among others: (i) we have incurred and will incur certain transaction costs, regardless of whether the proposed Mergers close, which could adversely affect our financial condition, results of operations and ability to make distributions to our shareholders; and (ii) the proposed Mergers, whether or not they close, will divert the attention of certain of our management and other key employees from ongoing business activities, including the pursuit of other opportunities that could be beneficial to us. In addition, we or Extra Space may terminate the Merger Agreement under certain circumstances, including, among other reasons, if the Mergers are not completed by December 31, 2023 (the “Drop Dead Date”), and if the Merger Agreement is terminated under certain circumstances specified in the Merger Agreement, we may be required to pay Extra Space a termination fee of $371.0 million and Extra Space may be required to pay a termination fee to us of $761.0 million. If our shareholders vote on but do not approve the Mergers, and the Merger Agreement is thereafter terminated, then we may be required to reimburse Extra Space’s transaction expenses up to an amount equal to $20.0 million. If the Mergers are not consummated, the price of our common stock might decline.

Failure to complete the Mergers could negatively impact the price of our common stock, future business and financial results.

If the Mergers are not completed, our ongoing business could be adversely affected and we will be subject to a variety of risks associated with the failure to complete the Mergers, including the following:

•
the market price of our common stock could decline;
•
being required, under certain circumstances, to pay to Extra Space a termination fee of $371.0 million or if the shareholders vote on but do not approve the Mergers, and the Merger Agreement is thereafter terminated, then we may be required to reimburse Extra Space’s transaction expenses up to an amount equal to $20.0 million;
•
if the Merger Agreement is terminated and our board of directors seeks another business combination, we may not be able to find a party willing to enter into a transaction on terms equivalent to or more attractive than the terms Extra Space has agreed to in the Merger Agreement;
•
we may experience negative reactions from the financial markets or our customers, vendors or employees;
•
having to pay certain costs relating to the proposed Mergers, such as legal, accounting, financial advisor, filing, printing and mailing fees; and
•
diversion of management focus and resources from operational matters and other strategic opportunities while working to implement the Mergers.

If the Mergers are not completed, these risks could materially affect our business, financial results and stock price.

The pendency of the Mergers could adversely affect our business and operations.

Prior to the effective time of the Mergers, some of our customers, prospective customers or vendors may delay or defer decisions, which could negatively affect our revenues, earnings, cash flows and expenses, regardless of whether the Mergers are completed. Similarly, our current and prospective employees may experience uncertainty about their future roles with the combined company following the Mergers, which may materially adversely affect our ability to attract and retain key personnel during the pendency of the Mergers. In addition, due to operating restrictions in the Merger Agreement, we may be unable, during the pendency of the Mergers, to pursue strategic transactions, undertake significant capital projects, undertake certain significant financing transactions and otherwise pursue other actions, even if such actions would prove beneficial.

The Merger Agreement contains provisions that could make it difficult for a third party to acquire us prior to the Mergers.

Pursuant to the Merger Agreement, we have agreed not to (a) solicit proposals relating to certain alternative transactions, (b) enter into discussions or negotiations or provide non-public information in connection with any proposal for an alternative transaction from a third party or (c) approve or enter into any agreements providing for any such alternative transaction, subject to certain exceptions to permit members of our board of directors to comply with their duties under applicable law. Notwithstanding these “no-shop” restrictions, prior to obtaining the approval of our shareholders, under specified circumstances our board of directors may change its recommendation of the transaction, and we may also terminate the Merger Agreement to accept a superior proposal upon payment of the termination fee described below.

The Merger Agreement provides that, in connection with the termination of the Merger Agreement under specified circumstances, we may be required to pay to Extra Space a termination fee of $371.0 million. If our shareholders vote on, but do not approve, the Company Merger, and the Merger Agreement is thereafter terminated, we may be required to reimburse Extra Space’s transaction expenses up to an amount equal to $20.0 million.

These provisions could discourage a potential competing acquirer that might have an interest in acquiring all or a significant part of us from considering or proposing such an acquisition, even if the potential competing acquirer was prepared to pay consideration with a higher per share value than the value proposed to be received or realized in the Mergers, or might result in a potential competing acquirer proposing to pay a lower per share value than it might otherwise have proposed to pay because of the added expense of the termination fee that may become payable in certain circumstances under the Merger Agreement.

If the Mergers are not consummated by December 31, 2023, either Extra Space or the Company may terminate the Merger Agreement.

Either Extra Space or the Company may terminate the Merger Agreement if the Mergers have not been consummated by December 31, 2023. However, this termination right will not be available to a party if that party failed to comply with the Merger Agreement and that failure was the primary cause of, or resulted in, the failure to consummate the Mergers on or before December 31, 2023.

If the Company Merger does not qualify as a tax-free reorganization, there may be adverse tax consequences.

The Company Merger is intended to qualify as a tax-free reorganization within the meaning of Section 368(a) of the Code. The closing of the Company Merger is conditioned on the receipt by both Extra Space and us of an opinion of our respective counsel to the effect that the Company Merger will qualify as a tax-free reorganization within the meaning of Section 368(a) of the Code. The foregoing opinions, however, are limited to the factual representations provided by Extra Space and us to counsel and the assumptions set forth therein, and are not a guarantee that the Company Merger, in fact, will qualify as a tax-free reorganization. Moreover, neither we nor Extra Space has requested or plans to request a ruling from the IRS that the Company Merger qualifies as a tax-free reorganization. If the Company Merger were to fail to qualify as a tax-free reorganization, then our shareholders generally would recognize gain or loss, as applicable, equal to the difference between (i) the sum of the fair market value of the shares of Extra Space common stock and cash in lieu of any fractional share of Extra Space common stock received by such shareholder in the Company Merger; and (ii) such shareholder's adjusted tax basis in our common stock.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) On August 2, 2017, the Company’s Board of Directors authorized the repurchase of up to $200 million of the Company’s common stock. We have not made any repurchases under such program since 2017, and up to approximately $191.8 million of the Company’s common stock may yet be purchased under such program. The program does not have an expiration date but may be suspended or discontinued at any time. During the three months ended March 31, 2023, 26,585 shares with an aggregate value of $3.2 million were withheld for the payment of taxes on restricted and performance shares vested. During the three months ended March 31, 2022, no such shares were withheld.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not Applicable

Item 5. Other Information

None

Item 6. Exhibits

2.1

Agreement and Plan of Merger, dated as of April 2, 2023, by and among Extra Space Storage Inc., Extra Space Storage LP, Eros Merger Sub, LLC, Eros OP Merger Sub, LLC, Life Storage, Inc. and Life Storage LP (incorporated by reference to Exhibit 2.1 to the combined Current Report on Form 8-K of the Company and the Operating Partnership as filed with the SEC on April 3, 2023).

31.1	Certification of Chief Executive Officer of Life Storage, Inc. pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2	Certification of Chief Financial Officer of Life Storage, Inc. pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.3	Certification of Chief Executive Officer of Life Storage LP pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.4	Certification of Chief Financial Officer of Life Storage LP pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32	Certification of Chief Executive Officer and Chief Financial Officer of Life Storage, Inc. Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer of Life Storage LP Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial statements from the Parent Company’s and the Operating Partnership’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, formatted in inline XBRL, as follows:

(i) Consolidated Balance Sheets at March 31, 2023 and December 31, 2022;

(ii) Consolidated Statements of Operations for the three months ended March 31, 2023 and 2022;

(iii) Consolidated Statements of Cash Flows for the three months ended March 31, 2023 and 2022;

(iv) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2023 and 2022; and

(v) Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Life Storage, Inc.

By:	/S/ Alexander Gress
Alexander Gress
Chief Financial Officer
(Principal Accounting Officer)

May 3, 2023

Date

Life Storage LP

By:	/S/ Alexander Gress
Alexander Gress
Chief Financial Officer
(Principal Accounting Officer)

May 3, 2023

Date